Form 10-Q
period 1996-03-31
ELEK TEK INC
filed 1996-05-15
CIK 908613

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended  March 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM      TO


                        Commission File No. 0-22064

                                ELEK-TEK, INC.
            (Exact name of Registrant as specified in its charter)


          DELAWARE                                      36-3042018
 ------------------------------             ----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)



                 7350 N. Linder Ave., Skokie, Illinois 60077
                 -------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                (708) 677-7660
                                --------------
             (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---

Number of shares outstanding at May 15, 1996                         6,300,000
                                                                     ---------

                                 ELEK-TEK, INC.

                                     INDEX


       Part I.   Financial Information
       --------  ---------------------

       Item I.   Financial Statements

                 Balance Sheets
                   March 31, 1996 (Unaudited) and December 31, 1995     3

                 Statements of Operations
                   (unaudited) - for the three months ended
                   March 31, 1996 and 1995                              4

                 Statements of Cash Flow
                   (Unaudited) - for the three months ended
                   March 31, 1996 and 1995                              5

                 Notes to Condensed Financial Statements (Unaudited)    6

       Item II.  Managements Discussion and Analysis of Results of
                   Operations and Financial Condition                   7

       Part II.  Other Information
       --------  -----------------

                 Item 6 - Exhibits and Reports on Form 8-K             10

                 Signatures                                            11

                 Exhibit Index                                         12

                               ELEK-TEK,  INC.
                                BALANCE SHEETS
             (Dollars in thousands, except per share information)




                                             March 31, 1996   December 31, 1995
                                             --------------   -----------------
                                              (unaudited)

            ASSETS
Current assets:
  Cash and cash equivalents                        $  3,122            $  8,064
  Accounts receivable, trade                         27,133              23,040
  Accounts receivable, vendor                         2,900               4,485
  Inventories                                        40,969              37,852
  Other                                               5,268               7,399
                                                   --------            --------
     Total Current Assets                            79,392              80,840
  Property, plant and equipment, net                 15,429              15,780
  Other assets                                           68                  69
                                                   --------            --------
     Total assets                                  $ 94,889            $ 96,689
                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   37,730              40,780
  Accrued expenses                                    2,805               2,570
  Customer deposits                                     357                 641
  Short-Term Debt                                                        26,300
                                                   --------            --------
    Total Current Liabilities                        40,892              70,291
Long-term debt                                       28,300
Subordinated notes payable to stockholders,        --------            --------
  net of current maturities                           4,429               4,571
                                                   --------            --------
Stockholders' equity:
  Preferred stock, $.01 par value;
    500,000 shares authorized;
    none issued or outstanding
  Common stock, $.01 par value per share;
    20,000,000 shares authorized;
    6,300,000 shares issued and outstanding              63                  63

Paid-in capital                                      14,356              14,356


Retained earnings                                     6,849               7,408
    Total stockholders' equity                     --------            --------
      Total liabilities and stockholders' equity     21,268              21,827
                                                   --------            --------
                                                   $ 94,889            $ 96,689
                                                   ========            ========



   The accompanying notes are an integral part of the financial statements.

                                ELEK-TEK, INC.
                           STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                 (UNAUDITED)




                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1996              1995
                                                ----------        ----------
Net sales                                       $   88,614        $   83,869
Cost of sales                                       77,434            71,385
                                                ----------        ----------
   Gross profit                                     11,180            12,484
Selling, general, and administrative
 expenses                                           11,598            10,933
                                                ----------        ----------
   Income (loss) from operations                      (418)            1,551
Other (income) expense:
  Other income, net                                    (76)              (44)
  Interest expense                                     572               600
                                                ----------        ----------
                                                       496               556
                                                ----------        ----------
   Income (loss) before income tax provision          (914)              995

Income tax benefit provision                          (355)              386
                                                ----------        ----------
   Net (loss) income                                  (560)              609
                                                ==========        ==========

Net income per share                            $    (0.09)       $     0.10
                                                ==========        ==========

Weighted average number of common
   shares outstanding                            6,300,000         6,300,000
                                                ==========        ==========













The accompanying notes are an integral part of the financial statements.

                                 ELEK-TEK, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)




                                                                     Three Months Ending March 31,
                                                                     -----------------------------
                                                                        1996                 1995
Cash flows from operating activities:                                ----------          ---------
  Net income                                                          $   (559)          $     609
  Adjustments to reconcile net income to
     net cash from operating activities:
    Depreciation                                                           561                 557
    Gain on sale of property, plant, and equipment
    Changes in assets and liabilities:
       Accounts receivable, trade                                       (4,093)             (1,534)
       Inventories                                                      (3,117)                959
       Other assets                                                      3,717                (343)
       Accounts payable                                                 (3,049)             (8,324)
       Accrued expenses and customer deposits                              (49)                383
                                                                      --------           ---------

          Net cash used in operating activities                         (6,589)             (7,693)
                                                                      --------           ---------

Cash flows from investing activities:
  Purchases of property, plant and equipment                              (210)             (1,067)
                                                                      --------           ---------

          Net cash used in investing activities                           (210)             (1,067)
                                                                      --------           ---------

Cash flows from financing activities:
  Borrowings on revolving bank line of credit                           24,700              22,200
  Payments on revolving bank line of credit                            (22,700)            (19,200)

  Payments on subordinated notes payable to stockholders                  (143)
                                                                      --------           ---------

          Net cash provided by financing activities                      1,857               3,000
                                                                      --------           ---------

Net decrease in cash and cash equivalents                               (4,942)             (5,760)
Cash and cash equivalents, beginning of period                           8,064               8,164
                                                                      --------           ---------

Cash and cash equivalents, end of period                              $  3,122           $   2,404
                                                                      ========           =========





The accompanying notes are an integral part of the financial statements.

                                 ELEK-TEK, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim condensed financial statements are prepared pursant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted.

In the opinion of management of ELEK-TEK, Inc. (the "Company"), all adjustments, consisting solely of normal recurring adjustments, necessary for fair presentation of the financial statements for these interim periods have been included. The current periods' results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

2. BASIS OF PRESENTATION

Income Taxes

The Company's effective income tax rate in 1995 and 1994 varies from the federal statutory tax rate of 34% principally due to state income taxes.

3. SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications have no effect on operations or total stockholders' equity of the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations

The following table sets forth, for the periods indicated, items in the condensed statements of operations, expressed as a percentage of net sales:



Three Months Ended:                    March 31,  March 31,
                                       ---------  ---------
                                        1996       1995
                                        ----       ----
Net Sales                               100.0%     100.0%
Cost of sales                            87.4%      85.1%
Gross profit                             12.6%      14.9%
Selling, general and administrative
expenses                                 13.1%      13.0%
Income (loss) from operations             (.5%)      1.9%
Other income, net                          .1%        .1%
Interest expense                          (.6%)      (.7%)
Income (loss) before taxes               (1.0%)      1.2%
Net income (loss)                         (.6%)       .7%



Three Months Ended March 31, 1996

Net sales for the three month period ended March 31, 1996 were $88.6 million, an increase of $4.7 million (5.6%) from the $83.9 million for the comparable 1995 quarter. Sales increases were achieved by the direct sales and mail order channels. Retail store sales decreased $2.0 million (5.0%).

Direct sales accounted for 36.1% of total Company sales for the first quarter and increased 23.3% from $25.9 million in the first quarter of 1995 to $32.0 million in the first quarter of 1996. This sales increase was primarily due to growth in the Kansas City and Denver metropolitan areas, in which superstores were opened in September and December of 1994, respectively. Sales in the Colorado and Kansas areas increased $2.5 million (103.6%) and $2.2 million (151.1%), respectively. The second factor is the success the sales staff has had in Chicago, increasing sales to new and existing corporate customers. Chicago area sales increased by $2.6 million (22.5%). At the end of April, a separate outside sales office was closed in Louisville, Kentucky. Kentucky was a test operation of a stand-alone sales office not associated with a Superstore location.

The Company's mail order channel generated sales of $16.6 million in the first quarter of 1996, which is a 5.3% increase over the $15.8 million in sales from the same period one year ago. The mail order business represented 18.8% of total sales in the first quarter of 1996. During the first quarter of 1996, 1,400,000 catalogs were mailed. This represents a 22% decrease in catalogs mailed during the same period in 1995. The sales increase with fewer catalogs was achieved through improved targeting of customers.

The retail superstore channel accounted for 45.2% of first quarter sales in 1996. Retail sales decreased for the first three months of 1996 by 5.0% from $42.2 million in 1995 to $40.0 million in 1996. The majority of this quarterly decrease was due to Chicago area stores which are subject to increased competition. The Colorado and Kansas stores also had sales decreases while Indiana sales increased. The four Chicago area stores are competing in a highly competitive market with intense competition coming from the national consumer electronic chains, the national office supply superstore chains and two national computer superstore chains. It is expected that this competition will continue in the future.

Several factors caused the Company's lower gross margin percentage in 1996.
The primary reason for the margin decrease was an increased reliance on secondary sourcing to meet customer demand. Product was not available directly from the manufacturer and had to be obtained from a secondary source at a higher cost. In addition, there is the increased pressure put on gross margins by the consumer electronic and office products retailers. Both these groups price their computer hardware aggressively as a way to gain market share and ELEK-TEK adjusted its prices accordingly to be competitive. Whether significant pricing reductions will continue is uncertain, but it is the Company's intent not to allow its competitors to gain a pricing advantage in the markets in which it operates. The increased sales volume in the Direct Sales area at lower margin rates also contributed to the overall margin percentage decrease.

At the end of the first quarter of 1996, selling, general and administrative expenses were $11.6 million (13.1% of net sales) compared to $10.9 million (13.0% of net sales) for the three month period ending March 31, 1995. The major reasons for the increase were:

     Salaries increased $448,000 (7.8%) primarily due to a $125,000 charge in the quarter for employee severance. Additional severance charges will continue in the second quarter as the restructuring of the business continues. Commission expense also increased $193,000 (29.8%) due to the sales increase in direct sales.

     Consulting fees increased $185,000 over the same period in the prior year. The increase was primarily due to the use of consultants for the inventory management project.

Interest expense for the three month period ended March 31, 1996 was relatively consistent at $572,000 compared to $600,000 for the same period one year ago, a decrease of $28,000. The main reason for the decrease was improved cash management.

The net loss for the first quarter of 1996 was $559,000, compared to the net income for the same period in 1995 of $609,000.

Liquidity and Capital Resources

Net cash used in operating activities for the three month period ended March 31, 1996 was $6.6 million compared to $7.7 million for the same three month period a year ago. The decrease in net cash used in operating activities resulted primarily from the following items: a reduction in net income for the period; $4.1 million increase in the trade accounts receivable balance, which is directly related to the increase in commercial business generated by the direct sales and mail order groups; $3.0 million reduction in accounts payable due to the timing of payments; and a $3.1 million increase in inventory.

Net cash used in investing activities consisted of property and equipment acquisitions of $210,000.

Net cash provided by financing activities totaled $1.9 million and was due to net borrowing of $2.0 million against the Company's revolving credit facility.

The Company expects to continue to finance future operations through cash flows from operations and its revolving credit facility. Management expects cash requirements to be lower in 1996 as it will open no more than one store during 1996.

                                 ELEK-TEK, INC.

                                 EXHIBIT INDEX




Exhibit
Number               Exhibit Description                       Page
- - -------              -------------------                       ----

  11                 Computation of (Loss) Earnings Per Share   12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ELEK-TEK, INC.
                                         -------------------------
                                          (Registrant)




Date:  May 15, 1996              By: /s/ Richard L. Rodriguez
                                     ---------------------------------------
                                     Richard L. Rodriguez
                                     President, Chief Executive Officer,
                                     Secretary and Director


Date:  May 15, 1996              By: /s/ Miguel A. Martinez, Jr.
                                    ---------------------------------------
                                    Miguel A. Martinez, Jr.
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)