Form 10-Q
period 1996-06-30
ELEK TEK INC
filed 1996-08-19
CIK 908613

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996
                                        OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

                          Commission File No. 0-22064

                                 ELEK-TEK, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)


        Delaware                                         36-3042018
- --------------------------------       ----------------------------------------
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation or organization)


                  7350 N. Linder Ave., Skokie, Illinois    60077
               --------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)


                                 (847) 677-7660
                                 --------------
              (Registrant's telephone number, including area code)




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
Yes  X    No ___
    ---

Number of shares outstanding at August 19, 1996             6,300,000
                                                            ---------

                                 ELEK-TEK, INC.
                                      INDEX





PART I.   FINANCIAL INFORMATION

Item I.   Financial Statements

          Balance Sheets
           June 30, 1996 (Unaudited) and December 31, 1995                 3

          Statements of Operations
               (Unaudited) - for the three months ended
               June 30, 1996 and 1995 and the six months
               ended June 30, 1996 and 1995                                4

          Statements of Cash Flows                                         5
               (Unaudited) - for the six months ended
               June 30, 1996 and 1995


          Notes to Condensed Financial Statements (Unaudited)              6

Item II.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               7


PART II.    OTHER INFORMATION


Item 3    Default Upon Senior Securities                                  12

Item 4    Annual Shareholder Meeting                                      12

Item 6    Exhibits and Reports on Form 8-K                                12

          Signatures                                                      13

          Exhibit Index                                                   14

                                  ELEK-TEK, INC
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                               June 30, 1996   December 31, 1995
                                               -------------   ----------------
                              ASSETS            (Unaudited)

Current assets:
 Cash and cash equivalents                     $       2,435   $          8,064
 Accounts receivable, trade                           22,399             23,040
 Inventories                                          27,726             37,852
 Deferred taxes                                        5,199                821
 Other                                                 5,438              6,578
                                               -------------   ----------------
    Total current assets                              63,197             76,355
Property, plant and equipment, net                    15,431             15,780
Other assets                                              39                 69
                                               -------------   ----------------
    Total assets                               $      78,667   $         92,204
                                               -------------   ----------------
                                               -------------   ----------------


       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $      31,194   $         36,295
 Accrued expenses                                      2,930              2,570
 Customer deposits                                       187                641
 Short-Term debt                                      25,000             26,300
                                               -------------   ----------------
   Total current liabilities                          59,311             65,806
                                               -------------   ----------------
Subordinated notes payable to stockholders,
 net of current maturities                             4,429              4,571
                                               -------------   ----------------
Stockholders' equity:
  Preferred stock, $.01 par value; 500,000
   shares authorized; none issued or
   outstanding
  Common stock, $.01 par value;
   20,000,000 shares authorized;
   6,300,000 shares  issued  and outstanding              63                 63
  Paid-in capital                                     14,356             14,356
  Retained earnings                                      508              7,408
                                               -------------   ----------------
   Total stockholders' equity                         14,927             21,827
                                               -------------   ----------------
    Total liabilities and stockholders' equity     $  78,667          $  92,204
                                               -------------   ----------------
                                               -------------   ----------------


    The accompanying notes are an integral part of the financial statements.

                                ELEK-TEK, INC.
                           STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share information)

                                  (Unaudited)


                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                ---------------------------  ----------------------------
                                                    1996           1995           1996          1995
                                                ------------   ------------  -------------  -------------
Net sales                                       $     77,301   $     78,964  $     165,915  $     162,833
Cost of sales                                         74,704         67,632        152,138        139,018
                                                ------------   ------------  -------------  -------------
Gross profit                                           2,597         11,332         13,777         23,815
Selling, general, and
     administrative expenses                          12,457          9,789         24,055         20,721
                                                ------------   ------------  -------------  -------------

Income (loss) from operations                         (9,860)         1,543        (10,278)         3,094

Other (income) expense:
    Other income, net                                    (72)           (91)          (148)          (135)
    Interest expense                                     575            727          1,148          1,327
                                                ------------   ------------  -------------  -------------
                                                         503            636          1,000          1,192
                                                ------------   ------------  -------------  -------------

    Income (loss) before income tax povision         (10,363)           907        (11,278)         1,902
Income tax provision (benefit)                        (4,023)           352         (4,378)           738
                                                ------------   ------------  -------------  -------------
Net income (loss)                                  $  (6,340)        $  555      $  (6,900)      $  1,164
                                                ------------   ------------  -------------  -------------
                                                ------------   ------------  -------------  -------------

Net income (loss) per share                           ($1.01)         $0.09         ($1.10)         $0.18
                                                ------------   ------------  -------------  -------------
                                                ------------   ------------  -------------  -------------

Weighted average number of
    common shares outstanding                      6,300,000      6,300,000      6,300,000      6,300,000
                                                ------------   ------------  -------------  -------------
                                                ------------   ------------  -------------  -------------


The accompanying notes are an integral part of the financial statements.

                                ELEK-TEK, INC.
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)


                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                           1996           1995
                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               ($6,900)        $1,164
 Adjustments to reconcile net income to
  net cash from operating activities:
 Depreciation                                                               1,119          1,135
 Deferred taxes                                                            (4,378)            -
 Changes in assets and liabilities:
  Accounts receivable, trade                                                  641         (3,188)
  Inventories                                                              10,126          4,866
  Other assets                                                              1,170            482
  Accounts payable                                                         (5,101)       (14,771)
  Accrued expenses and customer deposits                                      (94)          (298)
                                                                        ---------      ---------
   Net cash used in operating activities                                   (3,417)       (10,610)
                                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                  (770)        (1,387)
                                                                        ---------      ---------
     Net cash used in investing activities                                   (770)        (1,387)
                                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on revolving bank line of credit                               40,100         51,200
 Payments on revolving bank line of credit                                (41,400)       (43,700)

 Payments on subordinated notes payable to stockholders                      (142)          (571)
                                                                        ---------      ---------

    Net cash (used in) provided by financing activities                    (1,442)        6,929
                                                                        ---------      ---------

Net  decrease in cash and cash equivalents                                 (5,629)        (5,068)
Cash and cash equivalents, beginning of period                              8,064          8,164
                                                                        ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  2,435       $  3,096
                                                                        ---------      ---------
                                                                        ---------      ---------


    The accompanying notes are an integral part of the financial statements.

                                ELEK-TEK, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)




1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

The financial information included herein is unaudited, but in the opinion of management reflects all adjustments (which include only normal recurring adjustments, except for special charges described below) necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the ELEK-TEK, Inc. (the "Company") Form 10-K for the year ended December 31, 1995.

2.   SPECIAL CHARGES

During the second quarter the Company incurred $6.4 million (pre-tax) in special charges. The charges taken by the Company consisted primarily of vendor payable adjustments of $3.5 million to reflect estimated amounts of contested balances outstanding and an inventory valuation adjustment of $1.5 million, both of which entries affected gross margin. In addition, the Company recorded $1.1 million of charges to selling, general and administrative expense relating to severance costs and recruiting costs associated with the transition at the senior management level. The Company has also recorded approximately $0.3 million in professional fees associated with the company-wide software requirement definition and vendor software selection process.

3.   SHORT-TERM DEBT

On April 15, 1996, the Company extended its revolving bank credit agreement through April, 1997. The agreement requires the Company to maintain financial covenants including a minimum tangible net worth amount and a leverage ratio as defined in the agreement. The facility is subject to certain conditions, including the Company be profitable for the third quarter and calendar year of 1996. Based upon the results of the current quarter, the Company is in violation of the tangible net worth and leverage ratio covenants and does not anticipate being profitable for calendar year 1996. The Company has obtained a waiver from the bank of these defaults through September 13, 1996. This waiver requires that no other events of default occur through the September 13, 1996 and the Company executes and delivers to the bank a modification agreement to the credit agreement in a form satisfactory to the bank by the September 13, 1996. The debt is classified as current on the balance sheet at June 30, 1996.

4.   INCOME TAXES

The Company recorded $0.8 million of deferred tax benefits at December 31, 1995. Due to the loss recorded in the current period including additional reserves and liabilities, the Company increased the deferred tax asset by $4.4 million. Management believes that this deferred tax asset will be realized.

The Company's effective income tax rate in 1996 and 1995 varies from the federal statutory tax rate of 34% principally due to state income taxes.

5.   RECLASSIFICATION

Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications have no effect on operations or total stockholders' equity of the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, items in the condensed statements of operations, expressed as a percentage of net sales:

                                        Three Months Ended    Six Months Ended
                                                 June 30,             June 30
                                        ----------------------------------------
                                           1996         1995     1996      1995
                                           -----        ----     -----     ----

Net sales                                   100.0%    100.0%    100.0%    100.0%
Cost of sales                                96.6%     85.7%     91.7%     85.4%
Gross profit                                  3.4%     14.3%      8.3%      14.6
Selling, general and administrative
expenses                                     16.1%     12.4%     14.5%     12.7%
Income from operations                      -12.8%      1.9%     -6.2%      1.9%
Other income, net                             0.1%      -.1%       .1%      -.1%
Interest expense                               .7%       .9%       .7%       .8%
Income before taxes                         -13.4%      1.1%     -6.8%      1.2%
Net income                                   -8.2%       .7%     -4.2%       .7%



Three Months Ended June 30, 1996


Net sales for the three month period ended June 30, 1996 were $77.3 million, a decrease of $1.7 million (2.1%) from the $79.0 million for the comparable 1995 quarter. Mail order sales decreased $4.7 million (19.1%) and retail superstore sales decreased $1.9 million (5.8%). This was offset by an increase in sales from the corporate sales channel of $3.5 million (12.2%).

Corporate sales accounted for 42.0% of the Company sales for the second quarter. Total corporate sales were $32.4 million in the second quarter of 1996 versus $28.9 million in the second quarter of 1995. The sales increase was primarily the result of the success the sales staff has had in Chicago, increasing sales to new and existing corporate customers by $1.9 million (14.9%). Sales continued to increase from the Kansas City and Denver markets, which were opened in September and December of 1994, respectively. Sales in Kansas City and Denver increased $.7 million (33.7%) and $.3 million (6.5%). In addition, government and educational sales increased by $.5 million primarily due to new customers in the Chicago market.

The Company's mail order channel generated sales of $13.9 million in the second quarter of 1996, which was a 19.1% decrease from the same period one year ago. The mail order business represented 18.0% of total sales in the second quarter of 1996. Similar to last year, there was a catalog mailed at the end of March. In 1996, there was an additional catalog distributed in June which did not have a significant impact on the second quarter's results due to its late
distribution.   Management believes the sales decrease is primarily attributed to the March catalog distribution decreasing by 17% and only including 50% of
the page count in comparison to the catalog mailed in 1995.   As the Company
receives additional vendor advertising support dollars, the Company's intention is to increase the page count with each additional catalog distributed during the remainder of 1996. Also, the Company intends to reduce catalog distribution expenses and to improve catalog revenues by improved targeting of selected customers.

The retail superstore channel accounted for 40.0% of second quarter sales in 1996. Retail sales decreased for the second quarter of 1996 by 5.8% from
$32.8 million in 1995 to $30.9 million in 1996, despite one additional store opening in the Chicago-Lakeview location. The lower sales are due to a decrease in retail store traffic and a lower average transaction size. A decision was
made during the management changes to decrease advertising .   This impacted
sales in the mail order channel and to a greater degree in the retail superstore channel. The new senior management team plans an aggressive marketing campaign to increase consumer awareness. The new campaign will use radio, print and direct mail pieces. There is no assurance that the new marketing campaign will result in additional sales.

Gross margin for the three month period ending June 30, 1996 was $2.6 million (3.4% of net sales) compared to $11.3 million (14.3% of net sales) for the same period one year ago.

During the current quarter there were special charge adjustments impacting gross margin relating to accounts payable, to reflect estimated amounts of contested balances outstanding and to inventory valuations. Additionally, an adjustment of $1.4 for inventory shrink was recorded in 1996 versus $.4 million recorded in 1995. The impact of these adjustments lowered gross margin by $6.4 million or
8.3 %  of  net sales in 1996.  Excluding these adjustments,  gross margin as a
percentage of sales would have been 11.7% in 1996.   The gross margin percentage
is down from the same period last year as a result of lower vender rebates as well as additional pressure put on gross margins by the consumer electronic and office product retailers. Both of these groups price their computer products aggressively as a way to gain market share and the Company has adjusted its prices accordingly. Whether significant pricing reductions will continue is uncertain, but it is the Company's intent not to allow its competitors to gain a pricing advantage in the markets in which it operates. Additionally, because of the larger proportion of sales now being contributed by corporate sales, which are at lower margin rates, the Company's overall gross margin percentage has been reduced.

At the end of the second quarter of 1996, selling, general and administrative expenses were $12.5 million (16.1% of net sales) compared to $9.8 million (12.4% of net sales) for the comparable three month period in 1995, an increase of $2.7 million (27.3%). The primary reason for the increase relates to $.8 million in higher charges and increases in the allowances for uncollectable trade accounts receivable, returned customer checks and bankcard chargebacks; a $.8 million charge relating to severance costs associated with the 20% headcount reduction, which the Company implemented, and $.3 million in recruiting costs associated with the transition at the senior management level. In addition, the current quarter's selling, general and administrative expenses are higher because of $.5 million in higher net advertising costs resulting from a lower level of vendor reimbursement and $.3 million in professional fees associated with the company-wide software requirement definition and vendor software selection process. These costs were offset in part by lower salary costs associated with the headcount reduction.

Interest expense for the three month period ended June 30, 1996 was $.6 million compared to $.7 million for the same period one year ago. The main reason for the decrease was the lower average borrowing base during the second quarter in 1996. Borrowings decreased due to lower inventory levels and improved cash management practices.

Net loss for the second quarter of 1996 was $6.3 million, compared to net income for the same period in 1995 of $.6 million.



Six Months Ended June 30, 1996

For the six months ending June 30, 1996 net sales increased 1.9% from $162.8 million to $165.9 million. Positive sales increases were generated by the corporate sales channel which was partially offset by the decreases in the mail order and retail superstore sales channels during the period. Corporate sales, mail order and retail superstore contributed 38.8%, 18.4% and 42.8% of the total sales respectively.

Growth was achieved by corporate sales, in which sales during the first six month of 1996 grew by 15.8% from $55.6 million in 1995 to $64.4 million. Contributing to this increase were the Kansas City and Denver sales regions as these operations continued to increase market share after they were opened in September and December of 1994. The Chicago region also continued to increase market penetration . Chicago, Kansas City and Denver corporate sales increased $2.6 million (10.1%), $2.9 million (78.7%), and $2.7 million (41.4% )
respectively over the first six month of 1995. The Company's strongest base, the Chicago region, accounted for 44.2% of total corporate sales.

The mail order sales decreased for the six month period ending June 30,1996 over the same period last year. Mail order sales declined from $32.9 million to $30.5 million, a 7% decrease. The mail order channel represented 18.4% of total sales during the first six months of 1996. Similar to last year there was a catalog mailed at the end of March. In 1996 there was an additional catalog distributed in June. The June catalog mailing did not have a significant impact to the first six month's results because of its late distribution. Management believes the sales decrease is primarily attributed to the March catalog distribution decreasing by 17% and only including 50% of the page count in comparison to the catalog mailed in 1995. As the Company receives additional vendor advertising support dollars, the Company's intention is to increase the page count with each additional catalog distributed during the remainder of 1996. Also, the Company intends to reduce catalog distribution expenses and to improve catalog revenues by improved targeting of selected customers.

Sales in the retail superstores channel declined 4.5% for the six month period ending June 30,1996 over the same period last year from $74.3 million to $71.0 million. The majority of this decrease occurred in the four existing
Chicagoland area stores.   The Denver and Kansas City stores also had sales
decreases while the Indianapolis store sales increased slightly. Offsetting this were sales associated with the new Lakeview store which opened in June of
1996.   The lower sales are due to a decrease in retail store traffic and a lower average transaction size. A decision was made during the management changes to decrease advertising. This impacted sales in the mail order channel and to a greater degree in the retail superstore channel. The new senior management team plans an aggressive marketing campaign to increase consumer awareness. The new campaign will use radio, print and direct mail pieces. There is no assurance that the new marketing campaign will result in additional sales.

For the six month period ended June 30, 1996 gross margin was $13.8 million (8.3% of net sales) compared to $23.8 million (14.6% of net sales) for the same period last year. During the second quarter of 1996, there were special charge adjustments impacting gross margin relating to accounts payable, to reflect estimated amounts of contested balances outstanding and to inventory valuations. Additionally, an adjustment of $2.4 for inventory shrink was recorded in 1996 versus $.6 million recorded in 1995. The impact of these adjustments lowered gross margin by $7.4 million or 4.5 % of net sales in 1996. Excluding these adjustments, gross margin as a percentage of sales would
have been 12.8%.   This is down from the same period last year as a result of lower vendor rebates, higher level of purchases from secondary sources as well as additional pressure put on gross margins by the consumer electronic and office products retailers. Whether significant pricing reductions will continue is uncertain, but it is the Company's intent not to allow its competitors to gain a pricing advantage in the markets in which it operates. Additionally, because of the larger proportion of sales now being contributed by corporate sales, which are at lower margin rates, the Company's overall gross margin percentage has been reduced

Selling, general and administrative expenses for the six month period ending June 30, 1996 increased 16.1% from $20.7 ( 12.7% to net sales ) to $24.0 million (14.5% to net sales ) from the same period last year. The major reasons for the $3.3 million increase were:

    Salaries increased $1.3 million primarily due to employee severance totaling $.9 million; the Company restructured the executive and middle management teams in 1996. The remainder of the increase was commission expense. Commissions expense increased $.4 million which is related to the increase in corporate sales (15.8%) this period over the same period last year.

     The Company incurred $.3 million in recruiting costs associated with the transition at the senior management level.

     Professional fees increased $.5 million in the first six month of 1996 versus the same period in 1995. Approximately $.2 million resulting from the use of consultants for an inventory management project. The consultants were contracted to design and implement a new supply chain to reduce inventory levels while improving in-stock positions. In addition, $.3 million in professional fees were incurred relating to the company-wide software requirement definition and vendor software selection process.

     An increase of $.8 million in higher charges and increases in the allowances for uncollectable trade accounts receivable, returned customer checks and bankcard chargebacks.


Interest expense for the six month period ended June 30, 1996 was $1.1 million compared to $1.3 million for the same period one year ago, a decrease of roughly $.2 million. The main reason for the decrease was the lower average borrowing base during the first six months of 1996. Borrowings decreased due to lower inventory levels and because of improved cash management practices.

Net loss was $6.9 million for the six month period ended June 30, 1996 compared to $1.2 million net income for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six month period ended June 30, 1996 was $3.4 million compared to $10.6 million for the same six month period a year ago. The decrease in net cash used in operating activities during 1996 resulted from the net operating loss of $6.9 million, an additional deferred tax asset of $4.4 million resulting from the net operating loss tax benefit and a reduction in accounts payable of $5.1 million relating to the timing of payments. Primarily offsetting the above is $10.1 million of cash provided by operating activities from inventory reduction because of improved inventory stocking programs.

Net cash used in investing activities consisted of property and equipment acquisitions of $ 0.7 million, which primarily related to establishing the company-wide computer network and leasehold improvements and equipment purchases for the new retail superstore at the Lakeview-Chicago location.

Net cash used in financing activities totaled $1.4 million and was primarily due to net payments on the Company's revolving credit facility.

The Company expects to continue to finance future operations through cash flows from operations and its revolving credit facility. Management expects cash requirements to be lower than in 1995 but will increase during the remainder of
1996 because of seasonal factors.   The Company's revolving bank credit facility
remains at $35 million; at June 30, 1996 the outstanding balance was $25 million. Recognition of the second quarter loss places the company in violation of certain basic covenants of its lending agreement with its principal bank lender. The Company has obtained a waiver from the bank of these defaults through September 13, 1996. This waiver requires that no other events of default occur through the waiver date and the Company executes and delivers to the bank a modification agreement to the credit agreement in a form satisfactory to the bank by the waiver date.

The Company is prohibited from making principal payments on subordinated notes under its senior lending agreements. During the second quarter the Company did not make the principal payment on its subordinated debt. One of the two subordinated note holders notified the company he had not agreed to suspending principal payments.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements made in this quarterly report that are not historical facts, are forward looking statements, and therefore, involve risks and uncertainties, including, but not limited to, the following risks: interest rates may rise instead of decreasing, competitors may open more stores in each of the Company's markets, further intensifying competitive pressures; catalog production and mailing costs may continue to rise; the new marketing program for mail order may not prove successful; increased competition in all channels may adversely affect gross margin, as well as other risks; and the terms of the new bank agreement may not be as favorable as the current agreement. Accordingly, actual results may differ materially from those set forth in the forward looking statements.

PART II.     OTHER INFORMATION

Items 3 - Default upon Senior Securities

On April 15, 1996, the Company extended its revolving bank credit agreement through April, 1997. The agreement requires the Company to maintain financial covenants including a minimum tangible net worth amount and a leverage ratio as defined in the agreement. The facility is subject to certain conditions, including the Company be profitable for the third quarter and calendar year of 1996. Based upon the results of the current quarter, the Company is in violation of the tangible net worth and leverage ratio covenants and does not anticipate being profitable for calendar year 1996. The Company has obtained a waiver from the bank of these defaults through September 13, 1996. This waiver requires that no other events of default occur through the September 13, 1996 and the Company executes and delivers to the bank a modification agreement to the credit agreement in a form satisfactory to the bank by the September 13, 1996. The debt is classified as current on the balance sheet at June 30, 1996.

Item 4 - Annual Shareholders Meeting

On June 13, 1996 ELEK-TEK, Inc. held its annual shareholders meeting. Present at this meeting, in person and by proxy, were stockholders representing 3,519,021 shares of common stock (55.9% of the total number of shares of Common Stock outstanding and entitled to vote). At that time, the following Directors were elected to the Board:

                                       Number of Votes
Name                                 For             Withheld
- ----                               --------------------------
Dennis Flanagan                    3,466,771           52,250
Susan Kaiser                       3,466,771           52,250
Harvey Kinzelberg                  3,500,871           18,150
Robert Lipsig                      3,500,546           18,475
Alvin Richer                       3,465,871           53,150
Richard Rodriguez                  3,501,671           17,350

Also voted upon was a proposed amendment to the Elek-Tek, Inc. 1993 Incentive Stock Option Plan to increase the number of shares of Common Stock available for awards thereunder from 300,000 shares to 500,000 shares. The results from the vote were as follows:

For  3,443,453                  Against  67,903        Abstain  7,665

Item 6 - Exhibits and Reports on Form 8-K.

     (a)     Exhibit 11 - Computation of Earnings Per Share

             Exhibit 27 - Financial Data Schedule

     (c)     No reports on Form 8-K were filed during the quarter ended
             June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ELEK-TEK, INC.
                                             --------------
                                             (Registrant)



Date:   August 19, 1996         By: _______________________________
                                    Richard L. Rodriguez.
                                    President, Chief Executive Officer,
                                    and Director




Date:   August 19, 1996         By: _________________________________
                                    Miguel A. Martinez, Jr.
                                    Vice President, Chief Financial Officer and
                                    Secretary  (Principal Financial and
                                    Accounting Officer)

                                 ELEK-TEK, INC.
                                  EXHIBIT INDEX





Exhibit
Number         Exhibit Description                                 Page
- ------         -------------------                                 ----

 11            Computation of Earnings Per Share                    15



 27            Financial Data Schedule                              16