Form 10-Q
period 1996-09-30
ELEK TEK INC
filed 1996-11-13
CIK 908613

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


             [X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to
                                                  -------  -------
                          Commission File No. 0-22064

                                 ELEK-TEK, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                     36-3042018
-------------------------------------       ---------------------------------
     (State or other jurisdiction of        (IRS Employer Identification
     incorporation or organization)           Number)



                 7350 N. Linder Ave., Skokie, Illinois    60077
              ----------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)


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
Yes  X    No
     -      -
Number of shares outstanding at November  13, 1996              6,300,000
                                                                ---------

                                 ELEK-TEK, INC.
                                     INDEX










Part I.         Financial Information
-------         ----------------------
Item I.         Financial Statements

                Balance Sheets
                September 30, 1996 (Unaudited) and December 31, 1995                                         3

                Statements of Operations
                    (Unaudited) - for the three months ended
                    September 30, 1996 and 1995 and the nine months
                    ended September 30, 1996 and 1995                                                        4

                Statements of Cash Flows                                                                     5
                    (Unaudited) - for the nine months ended
                    September 30, 1996 and 1995

                Notes to Condensed Financial Statements (Unaudited)                                          6

Item II.        Management's Discussion and Analysis of Results of
                Operations and Financial Condition                                                           7


Part II.        Other Information
--------        -----------------


Item 3          Default Upon Senior Securities                                                              12

Item 6          Exhibits and Reports on Form 8-K                                                            12

                Signatures                                                                                  13

                Exhibit Index                                                                               14

                                ELEK-TEK, INC
                                BALANCE SHEETS
                            (Dollars in thousands)




                                                                        September 30, 1996              December 31, 1995
                                                                       -------------------              -----------------
                                                                           (Unaudited)
                        ASSETS


Current Assets:
   Cash and cash equvialents                                           $               220              $           8,064
   Accounts receivable, trade                                                       26,083                         23,040
   Inventories                                                                      35,715                         37,852
   Deferred taxes                                                                    5,144                            821
   Other                                                                             6,936                          6,578
                                                                       -------------------              -----------------
     Total current assets                                                           74,098                         76,355
Property, plant and equipment, net                                                  15,432                         15,780
Other assets                                                                            40                             69
                                                                       -------------------              -----------------
     Total assets                                                      $            89,570              $          92,204
                                                                       ===================              =================

                  LIABILITIES AND STOCKHOLDEERS' EQUITY

Current liabilities:
   Account payable                                                     $            40,448              $          36,295
   Accrued expenses                                                                  4,566                          2,570
   Customer deposits                                                                   338                            641
   Short-Term debt                                                                  24,548                         26,300
   Subordinated notes payable to stockholders, current                               1,857                              -
                                                                       -------------------              -----------------
      Total current liabilties                                                      71,757                         65,806
                                                                       -------------------              -----------------
Subordinated notes payable to stockholders, net of
   current maturities                                                                2,572                          4,571
                                                                       -------------------              -----------------
Stockholders' equity:
   Preferred stock, $.01 par value; 500,000 shares
    authorized; none issued or outstanding
   Common stock, $.01 par value; 20,000,000 shares authorized;
     6,300,000 shares issued and outstanding                                            64                             63
   Paid-in capital                                                                  14,356                         14,356
   Retained earnings                                                                   822                          7,408
                                                                       -------------------              -----------------
     Total stockholders' equity                                                     15,241                         21,827
                                                                       -------------------              -----------------
       Total liabilities and stockholders' equity                      $            89,570              $          92,204
                                                                       ===================              =================



The accompanying notes are an integral part of the financial statements.

                                ELEK-TEK, INC.
                           STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share information)

                                  (Unaudited)



                                        Three Months Ended September 30,                Nine Months Ended September 30,
                                        --------------------------------                -------------------------------
                                             1996           1995                             1996            1995
                                        -------------   ----------------                 ------------    --------------
Net Sales                               $      82,695   $         78,959                 $    248,610    $      241,792
Cost of sales                                  71,288             68,467                      223,426           207,485
                                        -------------    ---------------                 ------------     -------------
Gross profit                                   11,407             10,492                       25,184            34,307
Selling, general, and                          10,424             10,200                       34,479            30,921
     administrative expenses            --------------   ---------------                 -------------    -------------
Income (loss) from operations                     983                292                       (9,295)            3,386

Other (income) expense:
     Other income, net                            (76)               (61)                        (224)             (196)
     Interest expense                             545                658                        1,693             1,985
                                        --------------   ---------------                 ------------     -------------
                                                  469                597                        1,469             1,789
                                        --------------   ---------------                  -----------     -------------

     Income (loss) before income
       tax provision                              514               (305)                     (10,764)            1,597
Income tax provision (benefit)                    200               (118)                      (4,178)              620
                                        --------------   ---------------                  -----------     -------------
Net income (loss)                       $         314    $          (187)                 $    (6,586)    $         977
                                       ===============   ===============                  ===========     =============

Net income (loss) per share             $        0.05    $         (0.03)                 $     (1.05)    $        0.16
                                       ===============   ===============                  ===========     =============

Weighted average number of
   common shares outstanding                6,300,000          6,300,000                    6,300,000         6,300,000
                                       ===============   ===============                  ===========     =============


   The accompanying notes are an integral part of the financial statements.

                                ELEK-TEK, INC.
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                 (Unaudited)




                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                        1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:                                  ------       --------
 Net income                                                          ($6,586)      $   977
 Adjustments to reconcile net income to
  net cash from operating activities:
  Depreciation                                                         1,732         1,702
  Deferred taxes                                                      (4,323)          -
  Changes in assets and liabilities:
    Accounts receivable, trade                                        (3,043)       (3,370)
    Inventories                                                        2,137        (5,687)
    Other assets                                                        (329)        2,754
    Accounts payable                                                   4,153        (1,176)
    Accrued expenses and customer deposits                             1,693           276
                                                                       -----       -------
      Net cash used in operating activities                           (4,566)       (4,524)
                                                                       -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                           (1,384)       (1,502)
                                                                       -----         -----
      Net cash used in investing activities                           (1,384)       (1,502)
                                                                       -----         -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving bank line of credit                         57,943        64,800
  Payments on revolving bank line of credit                          (59,695)      (61,300)

  Payments on subordinated notes payable to stockholders                (142)         (857)
                                                                      ------         -----
      Net cash (used in) provided by financing activities             (1,894)        2,643
                                                                       -----         -----

Net decrease in cash and cash equivalents                             (7,844)       (3,383)
Cash and cash equivalents, beginning of period                         8,064         8,164
                                                                     -------        ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  220       $ 4,781
                                                                     =======       =======





    The accompanying notes are integral part of the financial statements.

                                 ELEK-TEK, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1. UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial information included herein is unaudited, but in the opinion of management reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the ELEK-TEK, Inc. (the "Company") Form 10-K for the year ended December 31, 1995.

2. DEBT

On April 15, 1996, the Company had extended its revolving bank credit agreement through April, 1997. The agreement required the Company to maintain financial covenants, including a minimum tangible net worth amount, a profitability ratio, and a leverage ratio, as defined in the agreement. The facility was subject to certain conditions, including that the Company be profitable for the third quarter and calendar year of 1996. Based upon the results of the second quarter, the Company was in violation of the tangible net worth, profitability ratio and leverage ratio covenants. The Company obtained a waiver from the bank of these defaults through September 13, 1996 which was extended through November 13, 1996.

On October 30, 1996 the Company entered into a new three year revolving credit agreement that replaced its existing credit agreement. Under the new agreement, borrowings are limited to the lesser of (1) the borrowing base of certain percentages of trade accounts receivable and inventories or (2) the $35.0 million limit under the revolving credit facility. The Company also entered into a new floor plan facility agreement which replaced an existing floor plan facility. Under this agreement, borrowings for inventory financing are limited
to $15.0 million.   These agreements require the Company to maintain financial covenants, including a minimum tangible net worth amount, a leverage ratio and an interest coverage ratio as defined by the agreements. The Company was in compliance with these financial covenants at September 30, 1996. Interest on the outstanding borrowings under the credit agreement is at the bank's prime rate plus 1.5%. The Company's vendors pays all finance charges, fees and expenses associated with the floor plan facility. The Company decided that the financing needs of the Company would be better served under this new arrangement because of the increased financing capacity. In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Abstract 95-22, the debt associated with the new credit agreement is classified as short-term and the inventory financing is included in accounts payable on the balance sheet at September 30, 1996.

During the third quarter, the Company did not make the principal payment on its subordinated notes. Under the new senior lending agreements, the Company is no longer prohibited from making these payments, and intends to do so as the increase in earnings from operations permit.

3. INCOME TAXES

The Company's effective income tax rate in 1996 and 1995 varies from the federal statutory tax rate of 34% principally due to state income taxes.

4. RECLASSIFICATION
Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications have no effect on operations or total stockholders' equity of the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations

The following table sets forth, for the periods indicated, items in the condensed statements of operations, expressed as a percentage of net sales:

                       Three Months Ended    Nine Months Ended
                          September 30,        September 30
                        ---------------------------------------
                          1996    1995       1996    1995
                        ------  ------      ------  ------
Net sales
Cost of sales
Gross profit            100.0%  100.0%      100.0%  100.0%
Selling, general and     86.2%   86.7%       89.9%   85.8%
  administrative         13.8%   13.3%       10.1%   14.2%
  expenses               12.6%   12.9%       13.8%   12.8%
Income from operations    1.2%     .4%       -3.7%    1.4%
Other income, net          .1%     .1%         .1%     .1%
Interest expense           .7%     .8%         .7%     .8%
Income before taxes        .6%    -.3%       -4.3%     .7%
Net income                 .4%    -.2%       -2.6%     .4%



Three Months Ended September 30, 1996
-------------------------------------

Net sales for the three month period ended September 30, 1996 were $82.7 million, an increase of $3.7 million (4.7%) from the $79.0 million for the comparable 1995 quarter. Mail order sales decreased $1.7 million (10.9%) and retail superstore sales decreased $3.5 million (9.8%). This was offset by an increase in sales from the corporate sales channel of $8.9 million (32.0%).

Corporate sales accounted for 44.4% of the Company sales for the third quarter in the current year versus 35.2% in the same quarter last year. Total corporate sales increased $8.9 million (32.0%) to $36.7 million for the third quarter of 1996 from $27.8 million for the third quarter of 1995. The sales increase was primarily due to an increase in sales to new and existing corporate customers in the Chicago market which resulted in a $3.7 million (35.8%) increase for this market. Sales from the Kansas City, Denver and the Indianapolis markets also increased. Sales in Kansas City, Denver and Indianapolis were up $1.1 million (43.0%), $2.4 million (75.5%), and $1.0 million (21.8%), respectively from the same period last year by reason of continuing efforts to aggressively seek additional market share and by capitalizing on the additional services that ELEK-TEK provides to its existing customers, such as extended warranties, on-site technical support, and network services. Government and educational sales increased by $1.0 million (14.3%) due in part to the implementation of a new strategy that focuses on expanding sales to new customers outside of the Chicago market and the distribution of the first government and education catalog in late August of 1996.

The Company's mail order channel generated sales of $13.7 million in the third quarter of 1996, which was a decrease of $1.7 million (10.9%) from the same period one year ago. The mail order business represented 16.5% of total sales in the third quarter of 1996 versus 19.4% for the same quarter in the prior year. The decrease in sales is due to the distribution of a smaller catalog
and the timing of the distribution.   In 1996, there were two catalogs mailed,
one in July and the other in mid-September, versus one in 1995 that was distributed in late August. The catalogs distributed in 1996 included only 68 and 84 pages in comparison to 116 in 1995, reducing the number and type of products featured, which was due in part to a planned product catagory reorganization. Due to the late distribution of the September, 1996 catalog, the majority of the sales volume generated by this catalog should be reflected
in  the fourth quarter.   As the Company receives additional vendor advertising
support, the Company intends to increase the page count with each additional catalog distributed during the remainder of 1996. Also, the Company is making efforts to reduce catalog distribution expenses and increase catalog revenues by improved targeting of selected customers.

The retail superstore channel accounted for 39.1% of  the third quarter sales
in 1996 versus 45.4% for the same period in 1995.   Retail sales decreased for
the third quarter of 1996 by 9.8% from $35.8 million in 1995 to $32.3 million in 1996, despite one additional store opening at the Chicago-Lakeview location in June of 1996. This decrease is due in part to the timing of product releases in 1995, lower price points on products and the transition to the Company's new advertising and promotional strategies. In 1995, sales were positively impacted by the release of Intel's Pentium chip and Microsoft's Windows 95 operating system. The 1996 unit price threshold was lower than in 1995 due to increased pressures to remain competitive in the market place. Advertising has a significant impact on sales in the mail order channel and to
a greater degree in the retail superstore channel.   Management feels that the
third quarter marketing efforts were below what is adequate in order to compete
in this more highly competitive environment.   The Company intends to
substantially increase marketing efforts beginning in the fourth quarter with the roll-out of a new marketing campaign that was developed to increase
consumer awareness.   The new campaign uses radio, print and direct mail
pieces.

Gross margin for the three month period ending September 30, 1996 increased to $11.4 million (13.8% of net sales) as compared to $10.5 million (13.3% of net sales) for the same period one year ago. The margin improvement is primarily due to the increased focus on targeting higher margin sales and new cost
effective purchasing strategies.   The Company is making efforts to move away
from the purchasing practices implemented by the previous senior management team which promoted availability over product cost. ELEK-TEK has begun to implement a purchasing strategy that focuses on relationships with fewer vendors to attract better pricing with higher volumes, improved management of product mix to emphasize sales of products with a higher gross profit, and increased marketing participation by vendors. The Company has taken steps to help lower vendor costs such as freight by centralizing all shipments to its distribution center. In conjunction with these efforts, the Company has begun to renegotiate distribution arrangements to obtain better pricing and vendor
rebates.   In addition, better tracking procedures have been established to collect vendor rebates, price protection, and purchasing credits. The margin improvement is also due to improved inventory management practices.

For the third quarter of 1996, selling, general and administrative expenses were $10.4 million (12.6% of net sales) compared to $10.2 million (12.9% of net sales) for the comparable three month period in 1995. Due to management's emphasis on containing costs, these expenses have decreased as a percentage of net sales from the same period last year. Total compensation costs remained relatively the same despite the 4.7% increase in net sales. Salary expenses decreased by $.3 million, which was associated with the headcount reduction that occurred in 1996. Consulting costs also decreased by $.1 million in 1996. As new management becomes more familiar with the Company's operations, reliance on outside consultants is diminishing. Management continues to focus on improving operational efficiencies and reduce costs.

Interest expense for the three month period ended September 30, 1996 was $.5 million compared to $.7 million for the same period one year ago. The main reason for the decrease was lower average borrowings during the third quarter in 1996. Borrowings decreased due to lower inventory levels and improved cash management practices.

Net income for the third quarter of 1996 was $.3 million, compared to net loss for the same period in 1995 of $.2 million.


Nine Months Ended September 30, 1996
------------------------------------

For the nine months ending September 30, 1996 net sales increased from $241.8 million to $248.6 million, an increase of $6.8 million (2.8%). Sales increases of $19.3 million (23.6%) were generated by the corporate sales channel which were partially offset by the decreases in the mail order channel of $5.6 million (11.2%) and retail superstore sales channel of $6.9 million (6.3%) during the period. Corporate sales, mail order and retail superstore contributed 40.7%, 17.9% and 41.4% of the total sales respectively.

Corporate sales grew by 23.6% from $81.9 million in 1995 to $101.2 million in 1996. Contributing to this growth were the Chicago, Kansas City, Denver and
Indianapolis sales regions.   The largest growth was from the Chicago sales
region with an increase of $8.4 million (24.7%) as a result of sales to new and existing corporate customers. The Kansas City, Denver and Indianapolis markets increased by $4.0 million (64.5%), $5.1 million (52.8%) and $1.9 million (15.0%) respectively, as these operations continue to aggressively seek additional market share by capitalizing on the services that ELEK-TEK can provide and offering expanded services to existing customers, such as extended warranties, on-site technical support, and network services. The Kansas City and Denver markets were opened in September and December of 1994, respectively. The Company's strongest base, the Chicago region, accounted for 42.1% of total corporate sales.

Mail order sales decreased for the nine month period ending September 30, 1996 over the same period last year. Mail order sales declined from $50.1 million to $44.5 million, an 11.2% decrease. The mail order channel represented 17.9% of total sales during the first nine months of 1996. In 1996, the Company has taken steps to improve the design and quality of its catalog, and is working toward the implementation of a new circulation strategy that will reduce catalog distribution costs and improve the targeting of selected customers. While doing so, the Company temporarily reduced the circulation of its current catalog and reduced the page count, which the Company believes has resulted in decreased catalog sales for the first nine months of 1996. As additional vendor advertising support is received, the Company intends to increase the page count with each additional catalog distributed during the remainder of 1996. Since the first quarter of 1996, the catalog page count has increased by 30% , from 64 to 84 pages.

Sales in the retail superstores channel declined 6.3% for the nine month period ending September 30, 1996 over the same period last year from $109.8 million to $102.9 million. Sales from stores that were open for more than a year were down by 8.9% compared to last year. Offsetting this slightly were sales
associated with the new Lakeview store which opened  in June of 1996.   The
lower sales are due to increased competition coupled with the slow-down in growth in the retail computer products industry, and lower price points. Also, a decision was made during management changes to decrease advertising. This impacted sales in the mail order channel and to a greater degree in the retail superstore channel. The new senior management team has developed a marketing campaign to increase consumer awareness. The new campaign uses radio, print and direct mail pieces and began the fourth quarter of 1996.

For the nine month period ended September 30, 1996 gross margin was $25.2 million (10.1% of net sales) compared to $34.3 million (14.2% of net sales)
for the same period last year. During the second quarter of 1996, there were special charge adjustments impacting gross margin as previously reported. Additionally, an adjustment of $2.3 for inventory shrink was recorded in 1996 versus $1.2 million recorded in 1995. The impact of these adjustments lowered gross margin by $7.3 million or 2.9 % of net sales in 1996. Excluding these adjustments, gross margin as a percentage of sales would have been 13.0%.
The Company's overall gross margin percentage has also been reduced mainly as a result of the larger proportion of sales being contributed by the corporate sales channel, which are at lower margin rates. Corporate sales accounted for 40.7% of the total Company sales in 1996 as compared to 33.9% in 1995. Other factors that contributed to the decline in gross margin are a higher level of purchases from secondary sources as well as additional pressure put on gross margins by the consumer electronic and office products retailers. Whether significant pricing reductions will continue is uncertain, but it is the Company's intent not to allow its competitors to gain a pricing advantage in
the markets in which it operates.   Offsetting this slightly, the Company has
been successful in its recent efforts to increase gross margin by moving away from the purchasing practices implemented by the previous senior management team and has begun to implement a purchasing strategy that focuses on relationships with fewer vendors to attract better pricing with higher volumes, improved management of product mix to emphasize sales of products with a higher gross profit, and increased marketing participation by vendors. Better tracking procedures are being employed to collect vendor rebates, price protection, and purchasing credits. Also, the Company has improved inventory management practices.

Selling, general and administrative expenses for the nine month period ending September 30, 1996 increased 11.5% from $30.9 ( 12.8% to net sales ) to $34.5 million (13.8% to net sales ) from the same period last year. The major reasons for the $3.6 million increase were:

     Total salaries and wages increased $1.3 million primarily due to employee severance totaling $.8 million; the Company restructured the executive and middle management teams in 1996. Commission expense increased $.7 million, which is related to the increase in corporate sales (23.6%) this period over the same period last year. These were offset in part by a reduction in salaries expense due to the 20% head count reduction in 1996.

     The Company incurred $.3 million in recruiting costs associated with the transition at the senior management level.

     In 1996, professional fees were incurred relating to the company-wide software requirement definition and vendor software selection process which resulted, in part, in a $.3 million increase in professional fees in the first nine months of 1996 versus the same period in 1995. In 1995 and in the first quarter of 1996, consultants were used for an inventory management project to design and implement a new supply chain purchasing practice to reduce inventory levels while improving in-stock positions.

     Credit and collection expenses increased by $.6 million due to higher fees and increases in the allowances for uncollectable trade accounts receivable, returned customer checks and bankcard chargebacks.

Interest expense for the nine month period ended September 30, 1996 was $1.7 million compared to $2.0 million for the same period one year ago, a decrease of approximately $.3 million. The main reason for the decrease was the lower average borrowings during the first nine months of 1996. Borrowings decreased due to lower inventory levels and because of improved cash management practices.

Net loss was $6.6 million for the nine month period ended September 30, 1996 compared to $1.0 million net income for the same period last year.


Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities for the nine month period ended September 30, 1996 was $4.6 million compared to $4.5 million for the same nine month period a year ago. The increase in net cash used in operating activities during 1996 primarily resulted from the net operating loss of $6.6 million, the recognition of a deferred tax asset of $4.3 million resulting from the net operating loss tax benefit which was offset in part by a reduction in accounts payable of $4.1 million relating to the timing of payments and a $2.1 million reduction in inventory.

Net cash used in investing activities consisted of property and equipment acquisitions of $1.4 million, which primarily relates to the company-wide computer network, leasehold improvements and equipment purchases. $.5 million was spent on leasehold improvements and equipment purchases for the new retail superstore at the Lakeview-Chicago location.

Net cash used in financing activities totaled $1.9 million and was primarily due to net payments on the Company's revolving credit facility.

The Company expects to continue to finance future operations through cash flows from operations and its revolving credit facility, floor plan facility and vendor financing. Management expects cash requirements to increase during the
remainder of 1996 because of seasonal factors.   The outstanding balance of the
Company's revolving credit facility at September 30, 1996 was $24.5 million. Recognition of the second quarter loss placed the company in violation of certain basic covenants of its lending agreement in place at that time. The Company obtained a waiver from the lender of these defaults through September
13, 1996  which was extended through November 13, 1996.

On October 30, 1996 the Company entered into a new three year revolving credit agreement that replaced its existing credit agreement. Under the new agreement, borrowings are limited to the lesser of (1) the borrowing base of certain percentages of trade accounts receivable and inventories or (2) the $35.0 million limit under the revolving credit facility. The Company also entered into a new floor plan facility agreement which replaced an existing floor plan facility. Under this agreement, borrowings for inventory financing are limited
to $15.0 million.   These agreements require the Company to maintain financial covenants, including a minimum tangible net worth amount, a leverage ratio and an interest coverage ratio as defined by the agreements. The Company was in compliance with these financial covenants at September 30, 1996. Interest on the outstanding borrowings under the credit agreement is at the bank's prime rate plus 1.5%. The Company's vendors pays all finance charges, fees and expenses associated with the floor plan facility. The Company decided that the financing needs of the Company would be better served under this new arrangement because of the increased financing capacity. In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Abstract 95-22, the debt associated with the new credit agreement is classified as short-term and the inventory financing is included in accounts payable on the balance sheet at September 30, 1996.

During the third quarter, the Company did not make the principal payment on its subordinated notes. Under the new senior lending agreements, the Company is no longer prohibited from making these payments, and intends to do so as the increase in earnings from operations permit.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements made in this quarterly report that are not historical facts, are forward looking statements, and therefore, involve risks and uncertainties, including, but not limited to, the following risks: interest rates may rise instead of decreasing, competitors may open more stores in each of the Company's markets, further intensifying competitive pressures; catalog production and mailing costs may continue to rise; the new marketing program may not prove successful; increased competition in all channels may adversely affect gross margin, as well as other risks; Accordingly, actual results may differ materially from those set forth in the forward looking statements.

PART II.     OTHER INFORMATION
--------     -----------------

Items 3 - Default upon Senior Securities

On April 15, 1996, the Company had extended its revolving bank credit agreement through April, 1997. The agreement required the Company to maintain financial covenants, including a minimum tangible net worth amount, a profitability ratio, and a leverage ratio, as defined in the agreement. The facility was subject to certain conditions, including that the Company be profitable for the third quarter and calendar year of 1996. Based upon the results of the second quarter, the Company was in violation of the tangible net worth, profitability ratio, and leverage ratio covenants. The Company obtained a waiver from the bank of these defaults through September 13, 1996 which was extended through November 13, 1996.

On October 30, 1996 the Company entered into a new three year revolving credit agreement that replaced its existing credit agreement. Under the new agreement, borrowings are limited to the lesser of (1) the borrowing base of certain percentages of trade accounts receivable and inventories or (2) the $35.0 million limit under the revolving credit facility. The Company also entered into a new floor plan facility agreement which replaced an existing floor plan facility. Under this agreement, borrowings for inventory financing are limited
to $15.0 million.   These agreements require the Company to maintain financial covenants, including a minimum tangible net worth amount, a leverage ratio and an interest coverage ratio as defined by the agreements. The Company was in compliance with these financial covenants at September 30, 1996. Interest on the outstanding borrowings under the credit agreement is at the bank's prime rate plus 1.5%. The Company's vendors pays all finance charges, fees and expenses associated with the floor plan facility. The Company decided that the financing needs of the Company would be better served under this new arrangement because of the increased financing capacity. In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Abstract 95-22, the debt associated with the new credit agreement is classified as short-term and the inventory financing is included in accounts payable on the balance sheet at September 30, 1996.


Item 6 - Exhibits and Reports on Form 8-K.

        (a)  Exhibit 11 - Computation of Earnings Per Share

        (b)  Exhibit 27 - Financial Data Schedule

        (c) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ELEK-TEK, INC.
                                  --------------
                                  (Registrant)




Date:   November 13, 1996  By:  _______________________________
                                Richard L. Rodriguez.
                                President, Chief Executive Officer,
                                and Director





Date:   November 13, 1996  By:  _________________________________
                                Miguel A. Martinez, Jr.
                                Vice President, Chief Financial Officer and
                                Secretary  (Principal Financial and Accounting
                                Officer)

                                 ELEK-TEK, INC.
                                 EXHIBIT INDEX





Exhibit
Number                Exhibit Description
-------               -------------------


 11                   Computation of Earnings
                       Per Share

 27                   Financial Data Schedule