Form 10-K
period 1996-12-31
ELEK TEK INC
filed 1997-04-22
CIK 908613

                     SECURITIES AND EXCHANGE COMMISSION



                            WASHINGTON, D.C.  20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to
                                                   -----    -----
                          Commission File No. 0-22064

                                 ELEK-TEK, INC.
                 ---------------------------------------------
             (Exact name of Registrant as specified in its charter)



         Delaware
-------------------------------                                                     36-3042018
(State or other jurisdiction of                                         ------------------------------------
incorporation or organization)                                          (IRS Employer Identification Number)

7350 N. Linder Ave., Skokie, Illinois                                                   60077
-------------------------------------                                   -----------------------------------
(Address of Principal Executive Offices)                                              (Zip Code)

Registrant's telephone number, including area code:                     (847) 677-7660
---------------------------------------------------                     --------------
Securities Registered Pursuant to Section 12(b) of the Act:
-----------------------------------------------------------

                                                          None

Securities Registered Pursuant to Section 12(g) of the Act:
-----------------------------------------------------------

                         Common Stock, $.01 Par Value
                         ----------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.
     ---
     As of April 21, 1997, 6,300,000 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price as reported on NASDAQ) was approximately $16,931,250.


Document Incorporated by Reference:             Into Form 10-K Part:
-----------------------------------             --------------------

Proxy Statement for 1997
Annual Meeting of Stockholders                          III

                                    PART I

ITEM 1. BUSINESS

     ELEK-TEK is a full line, regional marketer of microcomputer hardware, software and related accessories and supplies. The Company sells products through retail stores, a mail order operation, and corporate sales forces to individuals, businesses, institutions and government agencies. The Company's operations are located in the Chicago, Indianapolis, Denver, and Kansas City regions.

     The Company was founded as an Illinois corporation in 1979 and was merged into a Delaware corporation on June 29, 1993. All references in this Report to the "Company" or to "ELEK-TEK" refer to ELEK-TEK, Inc., a Delaware corporation, and its predecessor.

NEW STRATEGY

     With a complete change in senior management beginning in the second quarter of fiscal 1996, the Company adjusted its strategy from a high growth, decentralized approach to a more controlled growth, centralized approach. In addition, the Company developed a business plan that redirected the Company's focus to improving operations, controlling and reducing expenses and reorienting the Company's corporate culture to emphasize profitability.

     In conjunction with this new strategy, the Company adopted a new approach to its business. Instead of operating its mail order, corporate sales and retail stores as separate businesses, ELEK-TEK merged these three sales channels into one business with a unified distribution goal. Management feels that by reducing redundant functions among the workforce, reducing inventory levels, and leveraging its resources, such as marketing, across all three channels, it will be able to better control costs and capitalize on efficiencies created with one business focus. The Company will begin reporting on the combined results of operations from corporate sales, mail order and retail stores in 1997. It is believed that these operations are interrelated and that the results should be viewed on a combined basis.

CORPORATE SALES

     ELEK-TEK's corporate sales accounted for over $135.5 million, or approximately 40.6%, of the Company's 1996 net sales. The Company markets its products directly to businesses, and institutions including schools, churches, hospitals, and local, state and U.S. government agencies. To retain its competitive posture, ELEK-TEK submits specially priced bids for larger volume orders.

     ELEK-TEK's dedicated corporate salespersons market to businesses and institutions by providing information through the mail and by telephone. A salesperson will visit and provide product demonstrations to customers that are interested in a complete computer system or a large volume order.

     The Company provides customer service, technical support, networking, and custom configuration services to its business and institutional customers. In addition, a new service program was developed in 1996 to address the varied needs of customers: The PC Lifecycle Program. Through this full-service program, ELEK-TEK offers analyses and proposals; leasing and asset management; hardware and software training; dedicated phone support for hardware and software; and migration and end-of-life services.

     During the second quarter of 1996, ELEK-TEK closed its corporate sales office in Louisville, Kentucky which was open for twelve months and did not prove to be successful. The Company plans to utilize its mail order capabilities to reach markets where there is not a corporate sales office.

MAIL ORDER

     ELEK-TEK's mail order operation accounted for $57.2 million, or approximately 17.2%, of the Company's 1996 net sales. Mail order customers include both businesses and individuals, many of whom have also purchased merchandise from a retail store.

     ELEK-TEK records the names and addresses of many of its mail order, corporate and retail customers. As a result, the Company has developed an extensive private customer list which it uses as part of its marketing program. ELEK-TEK does not sell or rent its customer list. The Company distributed over seven million catalogs in 1996 and plans to distribute over eight million catalogs to a nationwide customer base of individuals and businesses during 1997. The Company also mails advertising materials featuring selected products to particular groups of consumers, such as students and specific equipment users.

     The Company has taken steps to improve the design and quality of its catalog, and is working toward the implementation of a new circulation strategy that will reduce catalog distribution costs and improve the targeting of selected customers. To do so, the Company has made efforts to update, analyze, profile and segment its existing private customer list, prepare detailed circulation modeling and analysis, and improve procedures to track sales activity by customer, mail list and market segment.

     ELEK-TEK has also started a test production on a full-line education catalog that, if successful, will serve as a national direct sales channel, as well as a product selection guide, for local education accounts.

     ELEK-TEK has a dedicated mail order department that handles in-bound orders by telefax, mail or telephone. Mail order customers have access to the same merchandise selection (except for a few exceptions which are dictated by certain vendors) and competitive pricing as is available to the Company's retail customers. Orders received and approved by 3:00 p.m. are generally shipped that same day.

     ELEK-TEK has pre sales customer service and technical support departments that are available by telephone to mail order customers. In addition, repair and authorized services under manufacturer's warranty are also available to customers.

RETAIL STORES

     ELEK-TEK currently operates eight retail stores. Five retail stores and the Company's distribution center are located in the Chicago metropolitan area. The other stores are located in Indianapolis, Indiana, Lenexa, Kansas, and Denver, Colorado. In each of these markets the Company faces significant competition from other computer retailers as well as national consumer electronics and office products superstore chains.

     The Company stocks at each retail location over 8,000 stock keeping units ("SKUs"). The Company's retail customers include both businesses and individuals. The Company provides technical support services through telephone helplines, repair services, custom configuration services and warranties to its retail customers. During 1996, the stores generated sales of approximately $140.8 million or 42.2% of total Company sales.

     The Company believes that the microcomputer products reseller industry has evolved into a market where the distribution model plays a key role in the sales process along with lower product prices, more powerful machines and an emphasis on different aspects of customer service. The retail store format permits "hands-on" demonstration and prompt delivery of merchandise. The Company also believes that many customers are still looking to the retail stores to provide valuable selection advice and post-sale support, particularly with today's wide product assortment, movement toward complex networking and client/server environments and the need to upgrade existing hardware components.

     ELEK-TEK continues to improve the features and services provided at the retail stores. In June, a new service was tested: the Software Demo Center, which gives customers the opportunity to test a vast selection of software titles before making their purchasing decisions. The Company plans to roll-out
this program to all of its stores in 1997.   The stores also feature Room to
Grow, a section dedicated to the development of children by inviting them to test educational software at colorful kiosks that are just their size. In October, ELEK-TEK formed a partnership with Ameritech to open an Ameritech Communications Center in the Chicagoland and Indianapolis stores to offer telephony products and services to its customers. In December, a new computer delivery and set-up program was tested, including a customized one-hour introductory training session which will be available in all stores in early 1997.

     ELEK-TEK does not have plans to increase the number of retail stores in 1997, and will continue to evaluate the results of the new store, Lakeview, which opened in June of 1996, to determine whether to open additional stores in the future. There can be no assurance that ELEK-TEK will in fact open any other new retail stores and, if opened, that any new store will be profitable.

MERCHANDISE

As an essential component of its one-stop shopping strategy, the Company stocks over 12,000 microcomputer hardware, software, accessory and supply products.

     BUSINESS AND CONSUMER HARDWARE. Hardware products include desktop and laptop computers as well as servers from most major manufacturers.

     BUSINESS AND CONSUMER SOFTWARE. The Company stocks approximately 3,600 different software titles (including Windows, DOS, Macintosh, CD ROM and software packages) in the business and personal productivity, utility, language, educational and entertainment categories.

     ACCESSORIES AND SUPPLIES. Accessories and supplies sold include a broad range of microcomputer-related items and supplies such as diskettes, paper, printer products, input devices, connectors and furniture.



     PERIPHERALS. Peripheral products include printers, modems, monitors, scanners and data storage devices; add-on circuit boards; connectivity (networking) products; and copying and telefax machines as well as CD ROM and DVD drives, sound boards and speakers.

     NETWORKING. ELEK-TEK offers advisory, design, installation and other support services that enable customers to network their microcomputers and peripherals into either local and/or wide area networks. The Company is a Novell Gold authorized reseller, and a Microsoft Solution Provider, employing Novell and Microsoft Certified Network Engineers.

     CONFIGURATIONS. ELEK-TEK offers a customization service that allows customers to create a personal computer system that will fit their specific needs. The configuration department loads additional software, and hardware components, based on the customers specifications which are fully tested before the product is delivered.

     SPECIAL ORDER. In the event customers desire hardware, software or other products that are newly introduced or not normally stocked at the Company's retail stores or distribution center, the Company can special order from among many thousands of additional products.

     Subject to the return policy of certain suppliers, the Company's customers may return merchandise within seven or thirty days from the date purchased depending on the product purchased.

VENDOR RELATIONS AND PURCHASING

     ELEK-TEK's retail, mail order and corporate sales operations are enhanced by stocking a large array of brand name computer products. ELEK-TEK believes that it has satisfactory relationships with its suppliers which often enable it to take advantage of special purchasing situations and exclusive promotions. Major suppliers who view ELEK-TEK as a reliable interface with end-users often spend time with ELEK-TEK executives who evaluate the suppliers' marketing plans and strategies and preview new products. Of the Company's total purchases Hewlett-Packard, Compaq and IBM accounted for approximately 12%, 12%, and 8% in 1996, 16%, 11% and 10% in 1995, and 20%, 11%
and 9% in 1994, respectively. The loss of Hewlett-Packard, Compaq or IBM as a supplier, which is not expected, could have a material adverse effect on the Company.

     The Company utilizes "price protection" and "stock balancing" programs from its suppliers. A price protection program provides credit to ELEK-TEK in the event the supplier reduces its price below what ELEK-TEK paid for the goods within a given time period. A stock balancing arrangement allows the Company to return certain excess or obsolete inventory to the supplier based on their terms. Hardware is generally purchased directly from manufacturers, while most software is purchased through distributors. The Company's retail, mail order and corporate sales operations require it to maintain a substantial level of inventory in order to meet the rapid delivery requirements of its customers.

     As is customary in the industry, vendors provide the Company with substantial incentives in the form of discounts, rebates, credits, inventory financing programs, and cooperative advertising and market development funds. A reduction in or discontinuance of these incentives could have a material adverse effect on the Company's results of operations and financial condition.


COMPETITION

     Competition in the microcomputer products reseller industry remains intense, principally in the areas of price and product availability, customer service and technical support. The Company competes with a variety of resellers of microcomputers and related products. In the hardware category, ELEK-TEK finds that the most significant competition comes from other computer retailers, consumer electronics superstores, mass merchandisers, office products superstores, mail order houses, value-added resellers and general office equipment retailers.

     In the software and accessory categories, the Company generally competes with these same competitors as well as software specialty retailers. The Company also competes with distributors and manufacturers that sell directly to certain customers.

     Many of the Company's competitors are significantly larger and have substantially greater resources than the Company. The Company believes that competition will continue to increase in the future. The Company believes that it competes with other microcomputer resellers on the basis of price, customer service, product availability, and technical support.

TRADEMARKS AND SERVICE MARKS

     The Company conducts its business under the proprietary designation "ELEK-TEK." The United States Patent and Trademark Office has issued federal registrations to the Company for the service marks "ELEK-TEK, INC.," "ELEK-TEK (Stylized)" and "THE COMPUTER WONDERLAND," each relating to the Company's distributorship services in the field of computers, computer hardware, and software and accessories associated therewith. The Company substantially reduced its private label product assortment in 1995 and now carries only non-electronic computer accessories such as mouse pads under the trademarks
"ELEK-TEK, INC," and "ELEK-TEK (Stylized)."   The Company has been issued
federal trademark registrations covering the trademarks "E-TRONICS" and "E-TRONICS (Stylized)." The Canadian Trademark Office has issued Canadian registration for the service marks "ELEK-TEK, INC." and "ELEK-TEK (Stylized)". The Company has adopted and is using in interstate commerce the service marks "ELEK-TEK TOP SECURITY PROTECTION PLAN" and "ELEK-TEK TOP SECURITY PROTECTION PLAN and Design" as well as the trademark "ELEK-TEK's COMPUTER ENTHUSIAST." The Company has preserved, and claims, proprietary common law rights in and to its trademarks and service marks, based on adoption and use.

EMPLOYEES

     As of December 31, 1996, the Company had 593 full-time and 127 part-time employees. No employee is represented by a labor union and the Company believes that its employee relations are excellent.

ITEM 2. PROPERTIES

        All of the Company's existing retail stores, except Lenexa, which is owned, are leased by the Company with lease terms expiring between 1998 and 2008. In most instances, the Company has renewal options at increased rents. ELEK-TEK leases a 196,400 square foot distribution center in Skokie, Illinois which also houses the corporate headquarters of the Company. The distribution center lease expires on January 31, 1999. The lease for the Lincolnwood store expires on October 31, 1998. The table below shows the square footage of each of the Company's retail stores and the opening months for such stores.


                         SQUARE FEET      MEZZANINE SQUARE
STORE LOCATION               (1)              FEET (1)           MONTH OPENED
--------------          -------------     ----------------       ------------
Illinois:
 Lakeview-Chicago          13,500                    0           June, 1996
 Lincolnwood               18,000                8,000           January, 1982
 Willowbrook               20,684                7,200           October, 1987
 Rolling Meadows           32,000                8,000           July, 1991
 Downtown Chicago          31,000                    0           February, 1992
Indianapolis, Indiana      34,000                7,000           November, 1993
Lenexa, Kansas             38,200                1,750           September, 1994
Denver, Colorado           38,144                1,620           December, 1994

(1) Square feet includes all selling and warehouse space other than mezzanine square feet. Mezzanine space is primarily used for storage.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant from time to time in lawsuits incidental to its business. The Company believes that none of the current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1996, the Company did not submit any matter to a vote of stockholders, through the solicitation of proxies or otherwise.


                               EXECUTIVE OFFICERS

Listed below are the names and ages of the executive officers of the Company as of April 22, 1997, and the positions each has held during the past five years:


 NAME                            AGE  POSITION WITH THE COMPANY

 Richard L. Rodriguez       37   President, Chief Executive Officer and Director

 Miguel A. Martinez, Jr.    42   Vice President, Chief Financial Officer and
                                 Secretary

 Scott Koerner              39   Sr. Vice President-Sales

 Karim Hadchiti             33   Vice President-Operations

 David Zasada               29   Vice President-Marketing and Merchandising

 Jane McCarthy              46   Vice President Human Resources

     Richard L. Rodriguez was named Chief Executive Officer and Director of the Company in April 1996. He joined the Company in March of 1996 as
President and Chief Operating Officer.   From February 1993 to February 1996
he was Senior Vice President at Creative Computer Inc., a computer products reseller. From January 1990 to February 1993, he was General Manager for Personal Support Computers, Inc.

     Miguel A. Martinez, Jr., has been Vice President and Chief Financial Officer since April 1996. From January 1996 to April 1996 he was Vice
President Finance and Administration of Office 1 Superstores.   He was the
Controller at The Reliable Corporation from September 1987 to December 1995.

     Scott Koerner was named Sr. Vice President-Sales in April of 1996. From July 1994 to April 1996 he held various positions with Montgomery Ward & Company, a national retail conglomerate, including Vice President-Electric Avenue & More, and Regional Managing Director. In June 1990 he joined Silo which became Fretter/Silo where he held various positions including Vice President of Property and Development, and Regional Vice President until July 1994.

     Karim Hadchiti joined the Company as Vice President-Operations in April 1996. From January 1996 to April 1996 he was Vice President-Business Development, and from August 1994 to December 1995 he was Director of Operations for Creative Computers. From May 1990 to April 1994 he was Vice President and General Manager for Dustin America, a California based cataloger of computer software and peripherals.

     Dave Zasada was named Vice President-Marketing and Merchandising in May of 1996. Prior to joining ELEK-TEK, he spent nine years in various positions of marketing and merchandising with Educational Resources including Sr. Vice President-Distribution, Vice President Marketing and Merchandising, Director of Marketing and Merchandising, Marketing Manager and Marketing Coordinator.

     Jane McCarthy has been Vice President-Human Resources since April 1996. From December 1995 until April 1996 she was Director of Human Resources of the Company. From February 1992 to December 1995 she was Assistant Vice President of Human Resources for United Insurance Company of America. From December 1988 to February 1992 she was a Human Resources Manager for Macmillan Information Services Group.

     The Company's officers are elected annually by the Board of Directors.






                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been quoted on the NASDAQ National Market System under the symbol "ELEK" since the Company's initial public offering on August 13, 1993. Prior to that time, there was no public market for the Common Stock. As of April 22, 1997 there were 186 shareholders of record of the Company's Common Stock. This number does not include beneficial owners of Common Stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

     The information appearing in the following table on the range of high and low trade prices for the Company's Common Stock was obtained from NASDAQ quotations in the NASD's Monthly Statistical Reports.


                           Fiscal               Fiscal
                         Year Ended           Year Ended
                      December 31, 1996    December 31, 1995
                      -----------------    -----------------
Quarter               Low         High     Low         High
Ended:                Price       Price    Price       Price
-------               ------      -----    -----       -----
March 31               1 7/8     3 5/8     5 1/4       8 1/2
June 30                2         5 1/2     5           6 3/4
September 30           2 1/4     4 1/4     4 1/2       6 3/4
December 31            3 1/4     5 1/4     2 3/4       5 1/8


     The Company currently intends to retain any future earnings for use in its business, and therefore, does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA
     (In thousands of dollars, except per share information and Selected Operating Data)



                                                                            Years Ended December 31,
                                                                            ------------------------

                                                        1996            1995           1994             1993         1992
                                                        ----            ----           ----             ----         ----
Net Sales                                              $ 333,498      $ 338,025       $ 305,602      $ 222,194   $ 176,824
Gross Profit                                              35,262         46,054          44,503         33,717      27,508
Income (loss) from operations                            (10,776)         2,082           6,799          7,940       4,736
Net income (loss)                                        (10,563)          (299)          3,461          6,133       2,085
Net income (loss) per share                                (1.68)         (0.05)           0.55
Pro forma income data:
    Pro forma income before income taxes (1)                                                             7,297       4,460
    Pro forma provision for income taxes (2)                                                             2,846       1,739
    Pro forma net income                                                                                 4,451       2,721
    Pro forma net income per share (3)                                                                    0.78        0.51

SELECTED OPERATING DATA:
    Stores open at end of period                               8              7               7              5           4
    Total store square footage at end of period          225,528        212,028         207,239        130,895      96,895
    Average net sales per square foot (4)                  1,256          1,268           1,488          1,536       1,287

BALANCE SHEET DATA:
    Working capital                                       (2,163)        10,549          35,255         29,424      15,550
    Total assets                                          81,041         93,987          88,306         65,962      40,967
    Subordinated notes payable to stockholder              4,286          4,571           5,714          6,857       8,000
    Total debt, including subordinated notes
       payable to stockholders                            24,810         30,871          30,714         20,357      18,976
    Total stockholders' equity                            11,264         21,827          22,126         18,665       4,731


     (1) Pro forma income before income taxes consists of historic income before income taxes adjusted to eliminate additional payments to stockholders, totaling $2,320,000 for 1992 ("S Distribution"), which were primarily used to pay taxes on income attributable to stockholders due to the Company's S Corporation status.
     (2) Between July 1987 and August 18, 1993, the Company was treated as a S Corporation for income tax purposes and accordingly, was not subject to federal and certain state income taxes.  The pro forma provision for income taxes represents an effective tax rate of 39% which would have been recorded had the Company been a C Corporation.
     (3) Pro forma net income per share for 1993 is based on 5,705,000 weighted average shares of common stock outstanding.  Prior to 1993, pro forma net income is based on 5,360,000 shares of common stock outstanding, which includes 4,800,000 shares outstanding  and 560,000 shares of common stock assumed to be outstanding.
         The 560,000 shares assumed to be outstanding are equivalent to the number of shares required, at the public offering price for the Company's initial public offering in 1993, net of underwriting discount, to fund the
         1993 S Distributions.
     (4) Calculated using net sales (combined retail and corporate sales, but excluding mail order sales) divided by square footage of stores open at the end of the period, weighted by the number of months open during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

With a complete change in senior management beginning in the second quarter of fiscal 1996, the Company adjusted its strategy from a high growth, decentralized approach to a more controlled growth, centralized approach. In addition, the Company developed a business plan that redirected the Company's focus to improving operations, controlling and reducing expenses and reorienting the Company's corporate culture to emphasize profitability.

In conjunction with this new strategy, the Company adopted a new approach to its business. Instead of operating its mail order, corporate sales and retail stores as separate businesses, ELEK-TEK has merged these three sales channels into one business with a unified distribution goal. Management feels that by reducing redundant functions among the workforce, reducing inventory levels, and leveraging its resources, such as marketing, across all three channels, it will be able to better control costs and capitalize on efficiencies created with one business focus. The Company will begin reporting on the combined results of operations from corporate sales, mail order, and retail stores in 1997. It is believed that these operations are interrelated and that the results should be viewed on a combined basis.

RESULTS OF OPERATIONS

The following table sets forth certain information as a percentage of sales for the periods indicated.


                                                                                Three Months
                                                Years Ended December 31,     Ended December 31,
                                              ---------------------------   -------------------
                                                1996       1995   1994         1996       1995
                                               -------    ------  ------      -------    ------
Net sales                                       100.0%    100.0%  100.0%       100.0%    100.0%
Cost of sales                                    89.4      86.4    85.4         88.1      87.8
                                               ------    ------  ------       ------    ------
Gross profit                                     10.6      13.6    14.6         11.9      12.2
Selling, general and administrative expenses     13.8      13.0    12.4         13.6      13.6
                                               ------    ------  ------       ------    ------
Income (loss) from operations                    (3.2)      0.6     2.2         (1.7)     (1.4)
Other income, net                                (0.1)     (0.1)   (0.1)        (0.1)     (0.1)
Interest expense                                  0.8       0.8     0.5          0.9       0.6
                                               ------    ------  ------       ------    ------
Income (loss) before income taxes                (3.9)     (0.1)    1.8         (2.5)     (1.9)
Income tax provision (benefit)                   (0.7)      0.0     0.7          2.2       0.6
                                               ------    ------  ------       ------    ------
Net income (loss)                                (3.2)%    (0.1)%   1.1%        (4.7)%    (1.3)%
                                               ======     =====    ====       ======     =====



1996 COMPARED TO 1995

For the year 1996, net sales decreased 1.3% ($4.5 million) from $338.0 million in 1995 to $333.5 million in 1996. The Company's three channels of distribution, corporate sales, mail order and retail stores had mixed results. Sales increases of 20.6% were generated by the corporate sales channel which were offset by the decreases in the mail order channel of 13.5% and retail sales channel of 11.7%. In 1996, corporate sales contributed 40.6% of total sales, mail order contributed 17.2%, and retail stores contributed 42.2% compared to 33.2%, 19.6%, and 47.2% of total sales, respectively in 1995.


Corporate sales increased $23.1 million, from $112.4 million in 1995 to $135.5 million in 1996 despite the closing of the Kentucky operations in the second quarter of 1996 because it did not prove to be successful. The major contributors to the increase in sales were expanded services and product offerings, an increase in sales to new and existing customers, and the continued development of the remote markets; Kansas City, Denver and Indianapolis. Together, the remote markets have increased 38.5% over 1995 levels, as these operations continue to aggressively seek additional market share by capitalizing on the services that ELEK-TEK provides, and offering expanded services to existing customers, such as extended warranties, on-site technical support, and networking services.

Mail order sales declined over the same period last year from $66.1 million to $57.2 million, a 13.5% decrease. The mail order channel represented 17.2% of total sales during 1996. The Company has taken steps to improve the design and quality of its catalog, and is working toward the implementation of a new circulation strategy that will reduce catalog distribution costs and improve the targeting of selected customers. The Company reduced the page count of its current catalog, and in the second quarter of 1996, reduced the circulation by 18%, which it believes has resulted in decreased catalog sales for the year.

Sales in the retail store channel declined 11.7% for the twelve month period ending December 31, 1996 over the same period last year from $159.5 million to $140.8 million. Sales from stores that were open for more than a year were down by 14.4% compared to last year. Offsetting this slightly were sales
associated with the new Lakeview store which opened  in June of 1996.   The
lower sales are due, in part, to the slow-down in growth in the retail computer products industry, lower price points, and management's decision to reduce free-financing promotions in an effort to focus on profitable sales. Also, the Company believes the retail computer market was depressed during the fourth quarter because many consumers deferred their PC purchases in anticipation of new technology introductions in 1997.

The Company opened a new store in Chicago-Lakeview, during the second quarter of 1996. This new store contains approximately 13,500 square feet of space with limited backroom storage. The store is supported by the Company's distribution center located at corporate headquarters and will require lower costs to operate. Currently, there are no future plans to open additional stores.

For the twelve month period ended December 31, 1996 gross margin was $35.3 million (10.6% of net sales) compared to $46.1 million (13.6% of net sales) for the same period last year. During the second quarter of 1996, there were special charges of $5.0 million impacting gross margin as previously reported. In the fourth quarter of 1996, there was an additional special charge of $.6 million which related to an increase in reserves due to a change in estimate of contested account balances outstanding. Management determined that the basis for these reserves needed to be revised to better reflect existing conditions. With these additional special charges, management feels that the Company is better prepared to move forward in 1997. Also in 1996, an adjustment of $3.5 million for inventory shrink was recorded versus $1.4 million recorded in 1995. The impact of these adjustments lowered gross margin by $9.1 million or 2.7% of net sales in 1996. Excluding these adjustments, gross margin as a percentage of sales would have been 13.3% versus 14.1% in 1995.

The Company's overall gross margin percentage has also been reduced as a result of the larger proportion of sales being contributed by the corporate sales channel, which are at lower margin rates. Corporate sales accounted for 40.6% of the total Company sales in 1996 as compared to

33.2% in 1995. Other factors that contributed to the decline in gross margin are a higher level of purchases from secondary sources during the beginning of 1996 as well as additional pressure put on gross margins by the consumer electronic and office products retailers. Whether significant pricing reductions will continue is uncertain, but it is the Company's intent not to allow its competitors to gain a pricing advantage in the markets in which it operates.

Offsetting this slightly, the Company has been successful in its efforts to increase gross margin by implementing a purchasing strategy that focuses on relationships with fewer vendors to attract better pricing with higher volumes, improving management of product mix to emphasize sales of products with a higher gross profit, and increasing marketing participation by vendors. Also, the Company has improved inventory management practices.

Selling, general and administrative expenses increased 4.5% from $44.0 million (13.0% of sales) in 1995 to $46.0 million (13.8% of sales) in 1996. The $2.0 million increase in operating expenses is primarily due to the following reasons:

     Total compensation expense increased $.6 million primarily due to employee severance totaling $.8 million as a result of the restructuring of the executive and middle management in 1996. Commission expense increased $.7 million, which directly relates to the increase in corporate sales (20.6%) this period over the same period last year. This was offset in part by a reduction in salary expense due to a 20% reduction in head count in 1996. At the beginning of 1996, the head count was 893 versus 720 at the end of the year.

     The Company incurred $.3 million in recruiting costs associated with the transition in the senior management level. Management took steps to reduce costs by restructuring the Company's benefits program in the third quarter of 1996, which will be effective beginning in 1997. Efforts were made to reduce group plan costs and reallocate a portion of the savings to expand the existing benefit programs.

     Net advertising expense increased by $.3 million in 1996 as a result of increased marketing efforts in the last six months of 1996. A new marketing campaign was developed to increase customer awareness and was rolled-out in the fourth quarter of 1996. The campaign used radio, print, and direct mail pieces.

     Occupancy expenses increased $.1 million over the same period last year, which was mainly due to the opening of the Lakeview store in the second quarter of 1996. A fixed portion of the retail store's occupancy expense was reduced by $.3 million in 1996 as compared to 1995, due to the better management of the loss prevention function and the renegotiation of contracted services.

     Credit and collections expenses increased by $.6 million due to an increase in the allowance for uncollectable trade accounts receivable, returned customer checks and bankcard chargebacks.

Interest expense for the twelve month period ended December 31, 1996 was $2.5 million compared to $2.6 million for the same period one year ago, a decrease of approximately $.1 million. Interest expense consisted of $2.0 million related to the Company's revolving line of credit facility, $.1 million from the floor plan facility, and $.4 million resulting from the subordinated notes held by two shareholders. During 1996, the average borrowings outstanding under the revolving line of credit were $24.6 million as compared to $28.1 million in 1995. In addition, the average interest rate for the revolving line of credit was 7.3% in 1996 as compared to 7.6% in 1995. Borrowings decreased due to lower inventory levels and because of improved cash management practices.

In 1995, the Company had a net deferred tax asset of $821. No valuation allowance was provided at December 31, 1995 since the asset was expected to be realized through future operations, or through a net operating loss carryback since sufficient taxes were paid in prior years. In the fourth quarter of 1996, the Company recorded a full valuation allowance of $2.5 million on the net deferred tax asset as a result of uncertainty of their ultimate realization.

Net loss was $10.6 million for the period ended December 31, 1996 compared to $.3 million net loss for the same period last year. The total impact of the special charges, the reduction in future tax benefits, and other charges due to changes in estimates recorded in 1996, resulted in an increase in the net loss by $7.3 million, or $1.16 per share.

FOURTH QUARTER 1996 COMPARED TO FOURTH QUARTER 1995

For the fourth quarter of 1996, corporate sales represented 40.4%, mail-order sales represented 15.1%, and retail sales represented 44.5% of total sales in 1996. This compares to the fourth quarter of 1995 sales contribution made by each channel of 31.6%, 16.6%, and 51.8%, respectively.

In the fourth quarter, gross margin was $10.1 million (11.9% of sales) in 1996 versus $11.7 million (12.2% of sales) in 1995. During the fourth quarter of 1996, gross margin was impacted by a special charge adjustment of $.6 million which related to an increase in reserves due to a change in estimate of contested account balances outstanding. Excluding this adjustment, gross margin as a percentage of sales would have been 12.6% versus 12.2% in 1995, an increase of .4%.

Selling, general, and administrative expenses for the fourth quarter 1996 decreased by $1.5 million primarily due to lower total compensation and benefit expenses, professional fees, and sales and use tax expense. The decrease in compensation and benefit expenses was mainly due to the nearly 20% reduction in head count as compared to the fourth quarter of 1995. In 1996, professional fees were lower by nearly $.3 million. In 1995, consultants were used for an inventory management project to design and implement a supply chain purchasing practice to reduce inventory levels while improving in-stock positions. This project was discontinued by the new senior management team. The decrease in sales and use tax expense was due to the recognition of additional tax liability in 1995 as a result of a sales and use tax audit. These decreases were offset, in part, by the $.9 million increase in reserves made in the fourth quarter after the Company reevaluated its estimated liabilities and determined that additional reserves were needed.

In addition, the estimated future tax benefits were reevaluated and reduced, as they are not likely to be realized based upon current projections for 1997.
The total impact of the charges from changes in estimates recorded in the fourth quarter of 1996, resulted in an increase in the net loss by $3.4 million, or $.54 per share. Excluding these adjustments, the net loss for the fourth quarter of 1996 would have been $.6 million, or $.09 per share.


1995 COMPARED TO 1994

Net sales for the year ended December 31, 1995 were $338.0 million, an increase of 10.6% over the 1994 net sales of $305.6 million. The Company had mixed results in terms of the performance of each of the individual channels of distribution. The corporate sales channel generated a sales increase in 1995 of 47.5% over 1994 levels, the mail order channel had a 7.0% reduction, and the
retail channel had a .8% increase.   In terms of sales mix in 1995, corporate
sales contributed 33.2%, mail order contributed 19.6% and retail contributed 47.2% to total sales. This compares to the 1994 sales contribution for each channel of 24.9%, 23.3% and 51.8%, respectively.

The growth in the corporate sales was primarily due to sales generated in the new sales territories, Kansas City and Denver, where stores were operational for the entire year of 1995, and only open for part of 1994. In addition, a stand alone sales office in Louisville, Kentucky was opened during the second quarter of 1995. While generating sales, this location did not prove to be profitable and, therefore, was closed in April 1996.

In the Chicago and Indianapolis markets, corporate sales generated significant sales growth as the sales staff expanded their customer base while simultaneously increasing their sales to current customers.

During 1995, the Company mailed out .5 million fewer catalogs than in 1994 which is believed to be the reason for the reduction in sales in the mail order channel. The cost of this lower volume reduced marketing expenses, but was offset by significant increases in postal rates and paper prices that occurred during the year. In an attempt to generate more sales from fewer catalogs, new analytical techniques were used to identify mailing lists that would contribute more new customers.

The retail channel ended 1995 on a positive sales trend. For the fourth quarter, the stores generated a sales increase of 6.5% over the same period in 1994. Comparable store sales for the fourth quarter increased 1.0%. For the year, sales from the retail channel increased .8% in 1995 over 1994 levels, while comparable store sales decreased 14.0%.

Gross profit for 1995 was $46.1 million (13.6% of sales), a 3.6% increase from the $44.5 million (14.6% of sales) gross profit earned in 1994. There are several factors that contributed to the decrease in the gross profit percent. First, there was a change in the mix of goods sold during the year. A larger portion of sales were contributed by the corporate sales channel during 1995, with margins lower than those of the retail or mail order channels.

Second, the Company increased its use of secondary sources to obtain merchandise when not available from the primary supplier in order to improve inventory availability which resulted in increased product costs. The final factor was the continued erosion on margin in all of the Company's distribution channels due to competitive pressures.

Selling, general and administrative expenses were $44.0 million (13.0% of sales) in 1995, a 16.7% increase over the $37.7 million (12.4% of sales) in 1994. Several factors contributed to this increase in operating expenses:

The Lenexa, Kansas and Denver, Colorado stores opened in September and December 1994, respectively and the stand-alone Louisville sales office opened in the second quarter of 1995, all of which increased operating expenses directly.

Secondly, there was an increase in the use of outside consultants to improve inventory management, sales staff training programs, and recruiting costs for corporate and mail order sales staff. Thirdly, higher commissions were paid to the corporate sales groups, which is a result of increased sales for 1995. Fourthly, additional depreciation expense was incurred as a result of the 1995 and 1994 expansion of the corporate office to provide additional space to meet requirements for customer service, corporate customer training, and mail order operations. In addition a vendor program was eliminated early in 1995 which reimbursed the Company for having a product expert in each retail store.

In the fourth quarter, selling, general and administrative expenses were affected by significant increases in advertising and promotional programs, consulting fees, personnel costs, and year-end adjustments. The Company increased its estimate for bad debts by approximately $.2 million due to a larger trade receivable balance and estimated uncollectible amounts from returned customer checks and bankcard chargebacks. Additionally, the Company recognized a $.2 million expense as a result of sales and use tax audits that were conducted during the fourth quarter. Also, temporary help was needed in several operating areas during the fourth quarter which resulted in cost of $.1 million.

Interest expense for 1995 was $2.6 million, an 85.7% increase over the 1994 interest expense of $1.4 million. Interest expense consisted of $2.1 million related to the Company's revolving line of credit facility and $.5 million resulting from the subordinated notes held by two shareholders. During 1995, the average borrowings outstanding under the revolving line of credit were $28.1 million as compared to $16.7 million in 1994. In addition, the average interest rate for the revolving line of credit was 7.6% in 1995 as compared to 6.4% in 1994.

Net loss was $.3 million for the period ended December 31, 1995 compared to $3.5 million net income for the same period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses from continuing operations of $10.6 million and $.3 million for the years ended December 31, 1996 and 1995, respectively. The Company anticipates a loss in the first quarter of 1997 in the range of $.9 to $1.2 million. The 1996 loss was largely due to $5.6 million in special charges to reflect estimated amounts of contested account balances, a charge of $3.5 million for inventory shrink, $2.5 million additional tax expense resulting from the reduction of estimated future tax benefits, and a $.8 million charge for severance from restructuring of the executive and middle management.

Recognition of the fourth quarter loss placed the Company in violation of the financial covenants under the Company's credit and floor plan agreements. The financial covenants include a minimum tangible net worth amount, a leverage ratio and an interest coverage ratio as defined by the agreements. The Company continues to be in default and is currently in discussion with its lenders regarding an amendment to the agreements. The lenders have continued to fund the Company under the existing terms of the agreements. There can be no assurance that the lenders will continue to do so. In addition, there can be no assurances that the Company will be able to obtain an amendment to the agreements with the lenders. In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Abstract 95-22, the debt associated with this credit agreement is classified as short-term and the inventory financing of $8.9 million is included in accounts payable on the balance sheet at December 31, 1996.

Without an amendment of the current agreements or a replacement facility, the Company would not have sufficient funds to pay its debts should the lenders demand payment. A substantial portion of the inventories are financed through open trade lines with vendors. The Company believes that it has satisfactory relationships with its vendors.

The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other action to satisfy debt payments or discontinue its business.

Management believes that its efforts in the future must be directed toward reversing the sales decline experienced in 1996, containing operating costs and improving gross margins. There can be no assurances that these objectives will be accomplished.

The Company has retained an investment banking firm to assist the Company in evaluating a range of alternatives, including the possibility of raising additional equity capital, the sale of the Company, a merger or another form of business combination or affiliation, the purpose of which is to result in the introduction of additional funds and/or other interested parties with resources which may be compatible with the Company. However, no assurances can be given that the Company will be successful in raising additional capital or enter into a business alliance. Further, there can be no assurance, assuming the Company is successful in raising additional funds or entering into a business alliance, that the Company will achieve profitability. If this is not achieved, management will be required to implement additional cost cutting measures.

Net cash provided by operating activities was $1.7 million in 1996 compared to $1.6 million of net cash provided by operating activities in 1995. The net cash provided by operating activities during fiscal 1996 increased primarily due to the $9.8 million reduction in inventory relating to management's new single business strategy as mentioned earlier, and the $2.0 million increase in accounts payable relating to the timing of purchases and payments to vendors. This was partially offset by the $10.6 million net operating loss.

In 1996, approximately $2.1 million was used in investing activities to acquire property and equipment, primarily related to the company-wide computer network, leasehold improvements and equipment purchases, of which $.5 million was spent on leasehold improvements and equipment purchases for the new retail store at the Lakeview-Chicago location. For 1996, the net cash used in financing activities totaled $6.0 million and was primarily due to net payments on the Company's revolving credit facility.

The Company plans to install a new company-wide management information system in 1997 which will require additional capital expenditures of approximately $1.9 million and is expected to be financed through cash flows from operations or an operating lease. The outstanding balance of the Company's revolving credit facility at December 31, 1996 was $20.5 million.

The statements made in this annual report that are not historical facts, are forward looking statements, and therefore, involve risks and uncertainties, including, but not limited to, the following risks: interest rates may rise, competitors may open more stores in each of the Company's markets, further intensifying competitive pressures; catalog production and mailing costs may continue to rise; the new store may not attract the expected sales volume; the new business strategy may not prove successful; and increased competition in all channels may adversely affect gross margin, as well as other risks. Without an amendment of the current credit agreement or a replacement facility, the Company would not have sufficient funds to pay its debts should the lenders demand payment. Accordingly, actual results may differ materially from those set forth in the forward looking statements.

NEW ACCOUNTING PRONOUNCEMENT

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" in 1996, and provided the appropriate disclosures to the financial statements. Refer to
Note 12.

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" in 1997 and will provide appropriate disclosures in the 1997 financial statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data called for by this item are listed in the accompanying table of contents on page twenty-one and are filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with accountants on any matters of accounting principles, practices or financial statement disclosure.

                                    PART III
ITEM 10, 11,12 AND 13.

The Company intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year ended December 31, 1996. Accordingly, pursuant to General Instruction G(3), the information called for by Part III of Form 10-K (except for the section "Executive Officers of the Registrant" included in Part I hereof) has been omitted and is hereby incorporated by reference from the proxy statement.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)     Financial Statements and Exhibits:

     (1.) The financial statements listed in the accompanying table of contents.

     (2.)    Financial statement schedules:  None.

     (3.)    The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the exhibit index which follows the financial statements and immediately precedes the exhibits filed.

     (b)  Reports on Form 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ELEK-TEK, INC.



Date: April 22, 1997          By:  /s/ Richard L. Rodriguez
                                 ---------------------------
                                   Richard L. Rodriguez
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 22, 1997.



            SIGNATURE                     TITLE



/s/Richard L. Rodriguez      Chief Executive Officer, President and
--------------------------
Richard L. Rodriguez         Director

/s/Miguel A. Martinez, Jr.   Vice President , Chief Financial Officer and
--------------------------
Miguel A. Martinez, Jr.      Secretary (Chief Financial and Accounting Officer)

/s/ Dennis G. Flanagan       Director
----------------------
Dennis G. Flanagan

/s/ Susan J. Kaiser          Director
----------------------
Susan J. Kaiser

/s/ Harvey Kinzelberg            Director
----------------------
Harvey Kinzelberg

/s/ Robert J. Lipsig             Director
----------------------
Robert J. Lipsig

/s/ Alvin Richer                 Director
----------------------
Alvin Richer







ELEK-TEK, INC.

TABLE OF CONTENTS
----------------------------------------------------------------------
                                                                  PAGE
                                                                  ----
REPORT OF INDEPENDENT ACCOUNTANTS                                  22

Financial Statements (Item 14(a)(1)):

       The following financial statements of ELEK-TEK, Inc.
       are included in Part II, Item 8:

       Balance sheets - December 31, 1996 and 1995                 23

       Statements of operations -
        years ended December 31, 1996, 1995, and 1994              24

       Statements of stockholders' equity -
        years ended December 31, 1996, 1995, and 1994              25

       Statements of cash flows -
        years ended December 31, 1996, 1995, and 1994              26

       Notes to financial statements                               27-36

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
ELEK-TEK, Inc.

We have audited the accompanying balance sheets of ELEK-TEK, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ELEK-TEK, Inc. as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 6 to the financial statements, the Company has suffered recurring losses from operations and the Company is in violation of financial covenants of its lending agreements that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chicago, Illinois
March 26, 1997, except as to the
information presented in Notes 1 and 6,
for which the date is April 22, 1997.



                                                COOPERS & LYBRAND L.L.P.

                                ELEK-TEK, INC.
                                BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                                           December 31,
                                                                             --------------------------------
                                                                                1996                  1995
                                                                             ---------              ---------

                                   ASSETS
Current assets:
  Cash and cash equivalents                                                  $  1,619               $   8,064

  Accounts receivable, trade (net of $490 and $334 of reserves,
   respectively)                                                               23,700                  23,040
  Accounts receivable, vendor (net of $1,303 and $733 of reserves,
   respectively)                                                                7,628                   6,219
  Inventories                                                                  28,043                  37,852
  Other                                                                         4,338                   2,963
                                                                             --------               ---------
    Total curent assets                                                        65,328                  78,138
Property, plant and equipment, net                                             15,587                  15,780
Other assets                                                                      126                      69
                                                                             --------               ---------
    Total assets                                                             $ 81,041               $  93,987
                                                                             ========               =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $ 40,101               $  38,078
  Accrued expenses                                                              4,340                   2,570
  Customer deposits                                                               526                     641
  Short-Term Debt                                                              20,524                  26,300
  Subordinated notes payable to stockholders, current                           2,000
                                                                             --------               ---------
    Total current liabilities                                                  67,491                  67,589
                                                                             --------               ---------
Long-term debt:
Subordinated notes payable to stockholders, net of current maturities           2,286                   4,571
                                                                             --------               ---------
Stockholders' equity:
  Preferred stock, $.01 par value; 500,000 shares authorized; none issued or outstanding
  Common stock, $.01 par value; 20,000,000 shares authorized;
    6,300,000 shares  issued  and outstanding                                      63                      63
  Paid-in capital                                                              14,356                  14,356
  Retained earnings                                                            (3,155)                  7,408
                                                                             --------               ---------
    Total stockholders' equity                                                 11,264                  21,827
                                                                             --------               ---------
      Total liabilities and stockholders' equity                             $ 81,041               $  93,987
                                                                             ========               =========



   The accompanying notes are an integral part of the financial statements.

                                ELEK-TEK, INC.
                           STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                               Years Ended December 31,
                                                     ----------------------------------------------
                                                       1996                 1995             1994
                                                     ---------           ----------      -----------
Net sales                                            $ 333,498           $  338,025      $   305,602
Cost of sales                                          298,236              291,971          261,099
                                                    ----------           ----------      -----------
   Gross profit                                         35,262               46,054           44,503
Selling, general, and administrative
 expenses                                               46,038               43,972           37,704
                                                    ----------           ----------      -----------
   Income (loss) from operations                       (10,776)               2,082            6,799
                                                    ----------           ----------      -----------
Other (income) expense:
 Other income net                                         (341)                (303)            (298)
 Interest expense                                        2,454                2,633            1,391
                                                    ----------           ----------      -----------
                                                         2,113                2,330            1,093
                                                    ----------           ----------      -----------
  Income (loss) before income tax provision            (12,889)                (248)           5,706
Income tax provision (benefit)                          (2,326)                  51            2,245
                                                    ----------           ---- -----      -----------
  Net income (loss)                                   $(10,563)          $     (299)     $     3,461
                                                    ==========           ==========      ===========
Net income (loss) per share                             $(1.68)          $    (0.05)     $      0.55
                                                    ==========           ==========      ===========
Weighted average number of common
 shares outstanding                                  6,300,000            6,300,000        6,300,000
                                                    ==========           ==========      ===========


   The accompanying notes are an integral part of the financial statements.

                                  ELEK-TEK,  INC.
                         STATEMENTS OF STOCKHOLDERS'  EQUITY
                               (DOLLARS IN THOUSANDS)

                                     COMMON STOCK
                                   AT $.01 PAR VALUE                               TOTAL
                                ----------------------- PAID-IN     RETAINED    STOCKHOLDERS'
                                  SHARES       AMOUNT    CAPITAL    EARNINGS       EQUITY
                                ----------    ---------  -------    --------     ----------

Balance at December 31, 1993     6,300,000       63       14,356       4,246         18,665
Net Income                                                             3,461          3,461
                                 ---------       --       ------     -------      ---------
Balance at December 31, 1994     6,300,000       63       14,356       7,707         22,126
Net Loss                                                                (299)          (299)
                                 ---------       --       ------     -------      ---------
Balance at December 31, 1995     6,300,000       63       14,356       7,408         21,827
Net Loss                                                             (10,563)       (10,563)
                                 ---------       --       ------     -------      ---------
Balance at December 31, 1996     6,300,000       63       14,356      (3,155)        11,264
                                 =========      ===      =======     =======      =========















   The accompanying notes are an integral part of the financial statements.

                                ELEK-TEK, INC.
                           STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)



                                                                                    Years Ended December 31,
                                                                    -----------------------------------------------------
                                                                        1996                1995                1994
                                                                    -------------      --------------      --------------
Cash flows from operating activities:
 Net income (loss)                                                      $ (10,563)         $  (299)          $   3,461
 Adjustments to reconcile net income to net cash
 from operating activities:
  Depreciation                                                              2,258            2,312               1,919
  Provision for deferred income taxes                                         821             (475)               (104)
  Gain on sale of property, plant, and equipment                                                                    (3)
  Changes in assets and liabilities:
   Accounts receivable, trade                                                (660)          (4,358)             (5,457)
   Accounts receivable, vendor                                             (1,409)          (1,952)             (1,118)
   Inventories                                                              9,809             (158)             (5,715)
   Other assets                                                            (2,253)             674              (1,939)
   Accounts payable                                                         2,023            6,333               8,695
   Accrued expenses and customer deposits                                   1,655             (510)               (169)
                                                                        ---------         --------           ---------
    Net cash provided by (used in) operating activities                     1,681            1,567                (430)
                                                                        ---------         --------           ---------
Cash flows for investing activities:
 Additions to property, plant and equipment                                (2,065)          (1,824)             (9,813)
                                                                        ---------         --------           ---------
    Net cash used in investing activities                                  (2,065)          (1,824)             (9,813)
                                                                        ---------         --------           ---------
Cash flows from financing activities:
 Borrowings on revolving bank line of credit                              124,548           77,900              80,535
 Payments on revolving bank line of credit                               (130,324)         (76,600)            (69,035)
 Payments on subordinated notes payable to stockholders                      (285)          (1,143)             (1,143)
                                                                        ---------         --------           ---------
    Net cash provided by (used in) financing activities                    (6,061)             157              10,357
                                                                        ---------         --------           ---------
Net (decrease) increase in cash and cash equivalents                       (6,445)            (100)                114
Cash and cash equivalents, beginning of period                              8,064            8,164               8,050
                                                                        ---------         --------           ---------
Cash and cash equivalents, end of period                                $   1,619          $ 8,064           $   8,164
                                                                        =========         ========           =========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                                             $   2,382          $ 2,160           $   1,294
                                                                        ---------         --------           ---------
   Income Taxes                                                         $     145          $ 1,068           $   2,663
                                                                        ---------         --------           ---------


   The accompanying notes are an integral part of the financial statements.

                                 ELEK-TEK, INC.
                        NOTES TO FINANCIAL STATEMENTS


1. NATURE OF BUSINESS

ELEK-TEK, Inc. (the "Company") is a full line, regional marketer of microcomputer hardware, software and related accessories and supplies. The Company currently operates eight retail stores and also sells its products through a mail order operation and a corporate sales force to individuals, businesses, institutions and government agencies. During 1996, retail, mail order and corporate sales each contributed 42.2%, 17.2% and 40.6% to total sales respectively. This compares to the 1995 sales contribution for each area of 47.2%, 19.6% and 33.2% and 1994 sales contribution of each area of 51.8%, 23.3%, and 24.9%, respectively.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from continuing operations of $10.6 million and $.3 million for the years ended December 31, 1996 and 1995, respectively. In addition, the Company anticipates a loss in the first quarter of 1997 in the range of $.9 million to $1.2 million.

Recognition of the fourth quarter loss placed the Company in violation of the financial covenants under the Company's credit and floor plan agreements. The financial covenants include a minimum tangible net worth amount, a leverage ratio and an interest coverage ratio as defined by the agreements. The Company continues to be in default and is currently in discussion with its lenders regarding an amendment to the agreements. The lenders have continued to fund the Company under the terms of the agreements. There can be no assurance that the lenders will continue to do so. In addition, there can be no assurances that the Company will be able to obtain an amendment to the agreements with the lenders. In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Abstract 95-22, the debt associated with this credit agreement is classified as short-term and the inventory financing of $8.9 million is included in accounts payable on the balance sheet at December 31, 1996.

Without an amendment of the current agreements or a replacement facility, the Company would not have sufficient funds to pay its debts should the lenders demand payment. A substantial portion of the inventories are financed through open trade lines with vendors. The Company believes that it has satisfactory relationships with its vendors.

The Company has retained an investment banking firm to assist the Company in evaluating a range of alternatives, including the possibility of raising additional equity capital, the sale of the Company, a merger or another form of business combination or affiliation, the purpose of which is to result in the introduction of additional funds and/or other interested parties with resources which may be compatible with the Company. However, no assurances can be given that the Company will be successful in raising additional capital or enter into a business alliance. Further, there can be no assurance, assuming the Company is successful in raising additional funds or entering into a business alliance, that the Company will achieve profitability. If this is not achieved, management will be required to implement additional cost cutting measures.

The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other action to satisfy debt payments or discontinue its business.

ELEK-TEK believes it has satisfactory relationships with its suppliers, which often enables it to take advantage of special purchasing situations and exclusive promotions. Of the Company's total purchases from its suppliers in each of the last three years, Hewlett-Packard, Compaq and IBM accounted for approximately 12%, 12% and 8% in 1996, 16%, 11% and 10% in 1995, and 20%, 11%
and 9% in 1994, respectively. The loss of Hewlett-Packard, Compaq or IBM as a supplier, which is not expected, could have a material adverse effect on the Company.

As is customary in the industry, vendors provide the Company with substantial incentives in the form of discounts, rebates, credits, inventory financing programs, cooperative advertising and market development funds. A reduction in or discontinuance of these incentives could have a material adverse effect on the Company's results of operations and financial condition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are concentrated with a bank located in Chicago, Illinois. Due to the lock-box arrangement under its loan agreement, the Company had $1.3 million in restricted cash as of December 31, 1996.

Inventories

Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation for property placed in service on or before December 31, 1990 is computed using accelerated methods over the assets' estimated useful lives. Depreciation for property placed in service after December 31, 1990 is computed on a straight-line method (using half year convention for assets purchased or sold during the year) over the assets' estimated useful lives which range from 3 to 35 years.
Amortization of leasehold improvements is computed on a straight-line method over the remaining terms of the leases.

Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized. Upon sale or retirement, the related cost and accumulated depreciation or

                                 ELEK-TEK, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (continued)

amortization are removed from the respective accounts and any resulting gain or loss is included in operations.

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " in 1995. The adoption had no impact on the financial results. When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of long-lived asset carrying values using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.

Income Taxes

Taxes on income are accounted for under the liability method. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the basis of assets and liabilities for income tax and for financial reporting purposes. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are uncertain of being ultimately realized.

Revenue Recognition

Retail sales are recognized as revenue at point of sale. Mail order and corporate sales are recognized as revenue when products are shipped. Service contract revenue is recognized ratably over the contractual period; other service revenue is recognized as services are provided.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

As of December 31, 1996 the reserve for vendor debits increased $.9 million from the prior year. The increase in reserve is due to a change in estimate of contested account balances outstanding, which includes the special charge of $.6 million taken in the fourth quarter of 1996.

In the fourth quarter, the Company reevaluated its estimates for doubtful accounts and contested account balances and determined additional reserves were needed. Management believes that the current estimated reserves are more reflective of related liabilities and assets. In addition, estimated future tax benefits from deferred tax assets were reevaluted and reduced as a result of uncertainty of their ultimate realization.

                                 ELEK-TEK, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" using the fair value method to calculate compensation cost for stock-based employee compensation plans. Accordingly, compensation cost for stock options was measured by using the Black-Scholes option pricing model which takes into account, as of the grant date, the exercise price, the expected life of the options, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the options. Refer to Note 12.

Advertising

Advertising costs are expensed as incurred. Reimbursements for advertising are recognized when they are earned. Advertising expense, net of vendor subsidies, is reported as selling, general and administrative expenses in the accompanying financial statements. Net advertising expense in 1996, 1995, and 1994 amounted to $1.6 million, $1.3 million, and $1.7 million, respectively.

Pre-Opening Expenses

Pre-opening expenses consisting primarily of personnel expenses and occupancy costs incurred prior to a store's opening and promotional costs related to a new store are charged to selling, general and administrative expenses as incurred.

Reclassification

Certain reclassifications have been made to conform prior years' data to the current presentation. These classifications have no effect on the results of operations or total stockholders' equity of the Company.

Net Income (loss) per share

Net income (loss) per share is calculated by the treasury stock method. Primary earnings (loss) per common share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding plus common stock equivalents, when dilutive, calculated using the average market price. Fully diluted earnings per common share are computed on the same basis due to the anti-dilutive effect in 1996 and 1995.


3. INVENTORIES

Inventories held for sale consist of the following at December 31, 1996 and 1995 (in thousands of dollars):

                                 ELEK-TEK, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



                                              1996          1995
                                             -------       -------
        Distribution center                  $13,164       $18,107
        Retail stores                         14,879        19,745
                                             -------       -------
                                             $28,043       $37,852
                                             =======       =======


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 1996 and 1995 (in thousands of dollars):

                                               1996          1995
                                             -------       --------
        Land                                 $   494       $   494
        Buildings and building improvements    2,982         2,982
        Leasehold improvements                 9,579         9,346
        Furniture, fixtures and equipment     15,070        13,530
        Construction in progress                 262           -
                                             -------       --------
                                              28,387        26,352
        Less accumulated depreciation         12,800        10,572
                                             -------       --------
                                             $15,587       $15,780
                                             =======       ========

5. SUBORDINATED NOTES PAYABLE TO STOCKHOLDERS

On December 28, 1992, the Company distributed an $8,000,000 dividend to its
stockholders by issuing long-term subordinated notes.   By their terms the
notes are, in the event of dissolution or liquidation, subordinated to amounts due or to become due to its bank lender as well as to trade creditors in respect of goods, materials or services provided by them to the Company. These notes bear interest at a rate equal to prime plus 1/2% (prime rate was 8-1/4% at December 31, 1996 and 8-1/2% at December 31,1995), but not less than 6% or more than 10%. The notes mature on December 31, 1999 and require equal quarterly principal payments of $286,000 plus interest which began in March 1993. During the second, third and fourth quarters of 1996, the Company did not make the principal payments on its subordinated notes. The Company will not resume these payments until results of operations permit.

                                 ELEK-TEK, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. SHORT-TERM DEBT

On April 15, 1996, the Company had extended its revolving bank credit agreement with LaSalle National Bank through April, 1997. On October 31, 1996 the Company entered into a new three year revolving credit agreement and floor plan agreement with Deutsche Financial Services Corporation and NationsCredit Commercial Corporation of America that replaced its existing credit and floor plan agreements.

Recognition of the fourth quarter loss placed the Company in violation of the financial covenants under the Company's credit and floor plan agreements. The financial covenants include a minimum tangible net worth amount, a leverage ratio and an interest coverage ratio as defined by the agreements. The Company continues to be in default and is currently in discussion with its lenders regarding an amendment to the agreements. The lenders have continued to fund the Company under the terms of the agreements. There can be no assurance that the lenders will continue to do so. In addition, there can be no assurances that the Company will be able to obtain an amendment to the agreements with the lenders. In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Abstract 95-22, the debt associated with this credit agreement is classified as short-term and the inventory financing of $8.9 million is included in accounts payable on the balance sheet at December 31, 1996.

Without an amendment of the current agreements or a replacement facility, the Company would not have sufficient funds to pay its debts should the lenders demand payment. A substantial portion of the inventories are financed through open trade lines with vendors. The Company believes that it has satisfactory relationships with its vendors.

The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other action to satisfy debt payments or discontinue its business.

Outstanding borrowings at December 31, 1996 and 1995 were $20.5 million and $26.3 million, respectively. There were no letters of credit required, or outstanding at December 31, 1996 under the existing agreement, or as of December 31, 1995. Outstanding borrowings are collateralized by substantially all of the Company's assets.

During 1995 and through September of 1996, interest on the outstanding borrowings was either at the bank's prime rate or LIBOR plus 1-3/4%. From October through December of 1996, interest on the outstanding borrowings was at the banks' prime rate plus 1-1/2%. At December 31, 1996, the total outstanding borrowings bore interest at 9-3/4%.

During 1996, the average amount of credit outstanding during the period was $24.6 million, based on average month end balances outstanding. The weighted average interest rate during 1996 was 7.26%, and 7.57% in 1995.

The Company has determined the fair value of its bank debt at December 31, 1996, to approximate the book value as the interest rates that are utilized are similar to those that are currently available for issuance of debt with similar terms and maturities.

7. LEASE COMMITMENTS

The Company leases buildings and personal property under noncancelable operating leases expiring through October 31, 2008. The building leases contain renewal options and require the Company to pay a proportionate share of common area maintenance. The Company leases two of its retail stores from its principal stockholders. Future minimum rental payments for the next five years and thereafter under noncancelable operating leases, as of December 31, 1996, are approximately as follows (in thousands of dollars):


                   Stockholders        Others            Total
                   ------------       -------           -------
     1997          $    518            $2,011           $ 2,529
     1998               499             2,077             2,576
     1999               416             1,519             1,935
     2000               416             1,403             1,819
     2001               416             1,136             1,552
     Thereafter       3,109               653             3,762
                   --------            ------           -------
                   $  5,374            $8,799           $14,173
                   ========            ======           =======


Total rental expenses for operating leases including the related party leases amount to approximately $2,860, $2,805 and $2,696 for the years ended December 31, 1996, 1995, and 1994

                                 ELEK-TEK, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


respectively. Rentals for retail stores leased from the Company's principal stockholders were $518, $521, and $502 plus real estate taxes and insurance for the years ended December 31, 1996, 1995 and 1994, respectively.

8. EMPLOYEE BENEFIT PLANS

All employees who meet certain eligibility requirements can participate in the Company's 401(k) savings plan. The Company may, at its discretion, match a portion of the eligible employee contributions. The Company's contributions were approximately $57,000, $79,000, and $61,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

9. INCOME TAXES

The provision for income taxes consists of (in thousands of dollars):

                                       1996         1995       1994
                                      -------      ------     -------
           Current:
         Federal                      $(2,785)     $  315     $1,919
         State                           (362)        211        431
                                      -------      ------     ------
           Total                       (3,147)        526      2,350

           Deferred:
         Federal                          716        (414)       (92)
         State                            105         (61)       (13)
                                      -------      ------     ------
           Total                          821        (475)      (105)
                                      -------      ------     ------
           Provision for
             income taxes             $(2,326)     $   51     $2,245
                                      =======      ======     ======


Differences between the federal statutory tax rate and the Company's effective tax rate are as follows:



                                      1996          1995       1994
                                     -------       ------     ------
         Federal statutory rate       (34.0)%       (34.0)%    34.0%

         State taxes, net of
          federal tax benefits         (1.0)         40.4       4.7
         Valuation Allowance           19.7
         Other                         (2.7)         14.2       0.6
                                     -------       ------     -----
          Effective tax rate
             for the year             (18.0)%       20.6%      39.3%
                                     =======      ======      =====

                                 ELEK-TEK, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities as of December 31, consist of the following (in thousands of dollars):


                                                  1996         1995
                                                  ----         ----
                                                  Tax          Tax
                                                 Effect       Effect
                                                --------      -------
Deferred tax assets:
  Unearned service contract revenue              $  117        $  66
  Inventories                                       510          293
  Depreciation                                       55           70
  Accounts payable reserve                          468           40
  Accrued expenses                                  335          219
  Accounts receivable                               197          130
  Vendor receivables                                372            3
  AMT credit                                        438            -
  State tax carryforward                             67            -
                                                 ------        -----
    Sub-total                                     2,559          821
  Valuation allowance                            (2,535)           -
                                                 ------        -----
    Total deferred tax assets                        24          821
Deferred tax liabilities:
    State Tax                                       (24)           -
                                                 ------        -----
Net deferred tax asset                           $    -        $ 821
                                                 ======        =====


In 1995, the Company had a net deferred tax asset of $821. No valuation allowance was provided at December 31, 1995 since the asset was expected to be realized through future operations, or through a net operating loss carryback since sufficient taxes were paid in prior years. In the fourth quarter of 1996, the Company recorded a full valuation allowance of $2.5 million on the net deferred tax asset as a result of uncertainty of their ultimate realization. The 1995 net deferred tax asset is included in other current assets in the accompanying financial statements.

In 1996, the Company generated a $9.7 million tax net operating loss which will be carried back to recover taxes paid from 1993 to 1995. The $3.5 million of refundable taxes is recorded in other current assets in the balance sheet at December 31, 1996.

10. TAX INDEMNIFICATION AGREEMENT

On June 30, 1993, the Company entered into a tax indemnification agreement with its principal stockholders that, among other things, indemnifies each such stockholder for additional tax liability (including penalties, interest and legal fees), in excess of $100,000 with respect to each of them, resulting from the Company's operations during any taxable period for which the Company was an S Corporation. The Company does not have written agreements with any of the other stockholders of the Company but will indemnify these stockholders on a similar basis with no deductible amount.

                                 ELEK-TEK, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Company does not expect that any payments will be made by the Company, nor have any payments been made, pursuant to the tax indemnification agreement.

11. SECURED PARTY TRANSACTIONS

In the course of business the Company purchases certain product lines of inventory that are financed by certain creditors. All financing by these creditors is used exclusively for the acquisition of product. Each creditor has a security interest in the Company's inventory to the extent of the Company's obligation to the creditor. Amounts owed to these creditors at December 31, 1996 and 1995 were approximated $17,195,000, and $12,855,000, respectively, and is included in accounts payable.

12. STOCK -BASED COMPENSATION PLANS

On August 12, 1993, the Company's Board of Directors established, and the Company's stockholders approved, the 1993 Incentive Stock Option Plan (the "Option Plan"). The Option Plan provides that the Board of Directors may grant incentive stock options to management and other employees of the Company. The Company has reserved 500,000 shares of common stock for issuance upon exercise of options granted under the Option Plan. The options are awarded at 100 percent of the fair market value of the common stock on the date of grant and vest over a four or five year period. The maximum term of the options is ten years from the date of grant. At December 31, 1996, no stock options had been exercised under the Option Plan.

On December 13, 1996, the Company's Board of Directors adopted the Outside Director Stock Option Plan (the "Plan"). The Option Plan provides that the Board of Directors may grant stock options to directors of the Company in order to attract or retain the services of such directors and to provide added incentive to them by encouraging stock ownership in the Company. The Company has reserved 150,000 shares of common stock for issuance upon exercise of options granted under the Plan. The options are awarded at 100 percent of the fair market value of the common stock on the date of grant and vest over a three year period. The maximum term of the options is ten years from the date of grant. At December 31, 1996, no stock options had been exercised under the Plan.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans.

Information regarding these option plans for 1996, 1995, and 1994 is as follows:

                                 ELEK-TEK, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12. STOCK -BASED COMPENSATION PLANS (CONTINUED)

                                   1996                     1995                  1994
                             --------------------  -------------------   ------------------
                                        Weighted-             Weighted-            Weighted-
                              Number     Average    Number     Average    Number    Average
                                Of      Exercise      Of      Exercise      Of     Exercise
                              Shares      Price     Shares      Price     Shares     Price
                             ---------  ---------  ---------  ---------  --------  ---------
Outstanding at Jan. 1          219,000       9.64   248,000      10.18   212,000      10.75
Options granted                433,500       3.84    44,000       6.76    51,000       8.75
Options exercised                  -            -        -           -         -          -
Options forfeifed             (147,500)     10.57   (73,000)     10.75   (15,000)     10.75
                             ---------             --------             --------
Outstanding at Dec. 31         505,000       4.41   219,000       9.64   248,000      10.18
                             =========             ========             ========
Available for grant
 at Dec. 31                    145,000               81,000               52,000
                             =========             ========             ========
Exercisable at Dec. 31          28,900               63,400               38,700
                               =======             ========             ========
Weighted-average fair
 value of options granted
 during the year                 $1.36                $2.34
                               =======             ========
Option price range at
 year-end                     $2.75 to             $2.88 to                        $5.88 to
                                $10.75               $10.75                          $10.75


The following table summarizes information about fixed-price stock options and the significant option groups outstanding at December 31, 1996:

                              Options Outstanding                     Options Exercisable
                ------------------------------------------------  ---------------------------
                                   Weighted -
                    Number          Average         Weighted -      Number       Weighted -
   Exercise      Outstanding       Remaining         Average      Exercisable     Average
    Prices         12/31/96     Contractual Life  Exercise Price   12/31/96    Exercise Price
--------------  --------------  ----------------  --------------  -----------  --------------
2.75                126,000        9.2 years           2.75              -           -
2.88                 10,000        9.0 years           2.88          2,000          2.88
4.38                112,500       10.0 years           4.38              -           -
4.75                 70,000        9.8 years           4.75              -           -
5.88                 10,000        8.5 years           5.88          2,000          5.88
8.75                 15,000        8.6 years           8.75          3,000          8.75
10.75                36,500        6.7 years          10.75         21,900         10.75
2.78 to 4.88        125,000        9.4 years           3.85              -           -
                -----------                                      ---------
Total               505,000                                         28,900
                ===========                                      =========


All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average

                                 ELEK-TEK, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


assumptions:


                                             1996     1995
                                            -------  -------
Expected life (years)                            4         5
Risk-free interest rate                       6.17%     5.79%
Volatility                                      31%       30%
Dividend yield                                   0%        0%


If stock-based compensation granted in years 1996 and 1995 were recognized as compensation expense, using a straight-line basis over the vesting period of the grant, it would have increased the loss by $209,000 ($.03 per share), and $24,000 (no impact per share), to a loss of $10.8 million ($1.71 per share), and $.3 million ($.05 per share), respectively. The pro forma effect on net income for both 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

13.     QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                             NET INCOME
                                                         GROSS            NET INCOME           (LOSS)
QUARTER ENDED                      NET SALES             PROFIT             (LOSS)            PER SHARE
-------------                  ------------------  ------------------  -----------------  -----------------
1996
----
March 31                               88,614              11,180              (560)             (0.09)
June 30                                77,301               2,597            (6,340)             (1.01)
September 30                           82,695              11,407               314               0.05
December 31                            84,888              10,078            (3,978)             (0.63)

1995
----
March 31                               83,869              13,149               609               0.10
June 30                                78,964              11,972               555               0.09
September 30                           78,959              11,052              (187)             (0.03)
December 31                            96,233               9,881            (1,276)             (0.21)



For the fourth quarter of 1996, corporate sales represented 40.4%, mail-order sales represented 15.1%, and retail sales represented 44.5% of total sales in 1996. This compares to the fourth quarter of 1995 sales contribution made by each channel of 31.6%, 16.6%, and 51.8%, respectively.

In the fourth quarter, gross margin was $10.1 million (11.9 % of sales) in 1996 versus $11.7 million

(12.2% of sales) in 1995. During the fourth quarter of 1996, gross margin was impacted by a special charge adjustment of $.6 million which related to an increase in reserves due to a change in estimate of contested account balances outstanding. Excluding this adjustment, gross margin as a percentage of sales would have been 12.6% versus 12.2% in 1995, an increase of .4%.

Selling, general, and administrative expenses for the fourth quarter 1996 decreased by $1.5 million primarily due to lower total compensation and benefit expenses, professional fees, and sales and use tax expense. The decrease in compensation and benefit expenses was mainly due to the nearly 20% reduction in head count as compared to the fourth quarter of 1995. In 1996, professional fees were lower by nearly $.3 million. In 1995, consultants were used for an inventory management project to design and implement a supply chain purchasing practice to reduce inventory levels while improving in-stock positions. This project was discontinued by the new senior management team. The decrease in sales and use tax expense was due to the recognition of additional tax liability in 1995 as a result of a sales and use tax audit. These decreases were offset, in part, by the $.9 million increase in reserves made in the fourth quarter after the Company reevaluated its estimated liabilities and determined that additional reserves were needed.

In addition, the estimated future tax benefits were reevaluated and reduced, as they are not assured of being realized. The total impact of the charges from changes in estimates recorded in the fourth quarter of 1996, resulted in an increase in the net loss by $3.4 million, or $.54 per share. Excluding these adjustments, the net loss for the fourth quarter of 1996 would have been $.6 million, or $.09 per share.
                                 ELEK-TEK, INC.

                                 EXHIBIT INDEX



Exhibit
Number             Exhibit Description
------             -------------------
3.1                Certificate of Incorporation of the Registrant.(1)
3.2                By-laws of the Registrant.(1)
4.1                See Exhibit 3.1, Certificate of Incorporation of the Registrant.(5)
4.2                Specimen Common Stock Certificate of the Registrant.(1)
10.2               Shopping Center Lease made as of January 29, 1987, as amended May
                   31, 1990 between Registrant and Vantage Properties, Inc., as beneficiary with power of direction of that certain Trust No.
                   64044 with respect to which American National Bank and Trust
                   Company of Chicago is Trustee (relating to real property located at 6300 S. Kingery Highway, Willowbrook, Illinois).(1)
10.2.1             Form of second amendment dated as of May 7, 1993, to Shopping
                   Center Lease set forth in Exhibit 10.2. (3)

                                       36

Exhibit
Number             Exhibit Description
------             -------------------
10.3               Lease dated October 25, 1988, as amended April 7, 1993, between
                   Registrant and American National Bank and Trust Company of
                   Chicago, as Trustee under Trust No. 59816 (relating to real property located at 6557 N. Lincoln Avenue, Lincolnwood, Illinois
                   60645).(1)

10.4               Office/Warehouse Lease made as of January 13, 1989, as amended
                   July 2, 1992 and, February 24, 1993, between Registrant and
                   American National Bank and Trust Company of Chicago, Not
                   Personally But as Trustee Under Trust Agreement Dated December 3,
                   1987 and known as Trust No. 104162-04 (relating to real property located at 7350 N. Linder Avenue, Skokie, Illinois).(1)

10.4.1             Third amendment dated as of December 22, 1993, to Office/Warehouse
                   Lease set forth in Exhibit 10.4.(3)

10.5               Meadows Town Mall Lease made as of December 21, 1990 between
                   Registrant and LaSalle National Trust, N.A., not individually but solely as successor Trustee under Trust Agreement dated October 1,
                   1988 and known as Trust No. 113782 (relating to real property located at 1400 E. Golf Road, Rolling Meadows, Illinois). (1)

10.6               Lease Agreement dated April 19, 1991, as amended September 6,
                   1991, between Registrant and LaSalle National Trust, N.A., not personally but solely as Trustee under the provisions of a Trust
                   Agreement known as Trust No. 49371 (relating to real property located at 105 West Adams Street, Chicago, Illinois).(1)

10.7               1993 Incentive Stock Option Plan.(1)(2)

10.8               Form of Non-Qualified Director Stock Option Agreement.(1)(2)

10.9               Form of Indemnification Agreement for Directors and Officers of
                   Registrant.(1)(2)

10.10              Form of Tax Indemnification Agreement between Registrant and
                   Morton Goldman and Hal Goldman. (1)(2)

10.12              IBM Agreement for Authorized Dealers and Industry Remarketers,
                   Agreement No. OAK0054, dated August 21, 1991, as amended, between
                   Registrant and International Business Machines Corporation.(1)

10.13              IBM Business Partner Agreements dated May 27, 1994 between
                   Registrant and International Business Machines Corporation.(4)

10.14              Hewlett-Packard U.S. Reseller Channel Agreement dated September 1,
                   1990, as amended, between Registrant and Hewlett-Packard
                   Company.(1)

10.15              Building Lease dated as of November 1, 1993 between Registrant and Hal Goldman
                   (relating to real property located at Intersection of I-69 and 96th Street,
                   Crosspoint Business Park, Indianapolis, Indiana). (3)

10.16              Goldsmith Shopping Center Lease made as of June 3, 1994 between

                                       37

Exhibit
Number             Exhibit Description
------             -------------------
                   Registrant and N.W. Commercial Mortgage Corporation (relating to real property located at 8000 E. Quincy Ave, Suite 600, Denver, CO 80237). (4)

10.17              Merchant agreement dated April 19, 1991, between Registrant and
                   HRSI, N.A. as amended May 23, 1994. (4)

10.18              Compaq Computer Corporation United States Reseller Agreement dated
                   March 12, 1993 between Registrant and Compaq Computer Corporation.
                   (4)

10.19              Employment Agreement dated March 1, 1996 between Registrant and
                   Richard Rodriguez. (5)

10.21              Deutsche Financial Services Corporation/Nations Credit Commercial
                   Corporation of America-business Credit and Security Agreement dated October 31, 1996.

10.22              Outside Director Stock Option Plan dated December 13, 1996.

11.0               Computation of Earnings Per Share

23.0               Consent of Coopers and Lybrand L.L.P.

27.0               Financial Data Schedule

(1) Incorporated herein by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-65446).

(2) Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.

(3) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1993.

(4) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1994.

(5) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1995.