Form 10-K/A
period 1996-12-31
ELEK TEK INC
filed 1997-04-30
CIK 908613

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                               AMENDMENT NO. 1 TO
                                  FORM 10-K/A


[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________
Commission file number 0-22064                ___________


                                 ELEK-TEK, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                                   36-3042018
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

                 7350 N. Linder Avenue                                            60077
                   Skokie, Illinois                                             (Zip Code)
       (Address of principal executive offices)



      Registrant's telephone number, including area code: (847) 677-7660
                                 ___________

         Securities registered pursuant to Section 12(b) of the Act:

                                     None

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                              -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of April 21, 1997, 6,300,000 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price as reported on NASDAQ) was approximately $16,931,250.


        Document Incorporated by Reference:         Into Form 10-K Part:
        -----------------------------------         --------------------
           Proxy Statement for 1997 Annual Meeting
           of Stockholders                                III

================================================================================

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors of Elek-Tek, Inc. (the "Company"), and certain information concerning them as furnished by such persons, are as follows:

                                   Principal Occupation             Served as
                                    and Positions with              a Director
      Name (Age)                        the Company                   Since
      ----------                   --------------------             ----------
Richard L. Rodriguez     President and Chief Executive Officer of      1996
(37)                     the Company

Harvey Kinzelberg (52)   President and Chief Executive Officer of      1995
                         Sequel Capital Corporation

Robert J. Lipsig (54)    Principal in Core Financial Corporation;      1995
                         Chairman of the Board of the Company

Susan J. Kaiser (40)     Private Investor                              1993

Alvin Richer (67)        Chairman of the Board, President and          1993
                         Chief Executive Officer of Arnold Machinery
                         Company

Dennis G. Flanagan (58)  Chairman of the Board of ELAN Energy Inc.     1993

     Richard L. Rodriguez has been President and Chief Operating Officer of the Company since March 1, 1996 and Chief Executive Officer and a director of the Company since April 19, 1996. From February 1993 to February 1996, he was Senior Vice President at Creative Computer Inc., a computer products reseller. From January 1990 to February 1993, he was General Manager for Personal Support Computers, Inc.

     Harvey Kinzelberg has been a director of the Company since April 1995 and served as non-executive Chairman of the Board of the Company from April 19, 1996 to October 16, 1996. He has been President and Chief Executive Officer of Sequel Capital Corporation, a financial services firm, since May 1992. From 1979 to April 1992, he was Chairman of the Board of Meridian Leasing Corporation, a computer leasing company.

     Robert J. Lipsig has been a director of the Company since December 1995 and was elected Chairman of the Executive Committee of the Board of Directors on April 19, 1996. On October 16, 1996, he was elected non-executive Chairman of the Board of the Company. He has been a principal in Core Financial Corporation, a private investment firm, since 1994. From 1988 to 1994, he was Chairman of the Board and Chief Executive Officer of ERO, Inc., a NASDAQ listed company, which is a manufacturer and importer of children's leisure products. From 1977 to 1984 he served as President and Chief Operating Officer of ERO, Inc. Mr. Lipsig is also a member of the Board of Directors of ERO, Inc.

     Susan J. Kaiser has been a director of the Company since October 1993. She is presently a private investor. From June 1992 to June 1993, she was Manager of stock option and futures trading of Nikko Securities, in Osaka, Japan. From 1985 through 1991, she was a member of the Chicago Board Options Exchange and Mercantile Exchange.

     Alvin Richer has been a director of the Company since June 1993. He has been Chairman of the Board since 1989, and President, Chief Executive Officer and a director since 1984, of Arnold Machinery Company, a distributor of construction, mining, material handling, farm and truck equipment.

     Dennis G. Flanagan has been a director of the Company since June 1993. Since January 1988, he has been the Chairman of the Board of ELAN Energy Inc., a publicly held oil and natural gas company listed on the Toronto Stock Exchange. Mr. Flanagan is also a member of the Board of Directors of Questar Energy Corp. and Nowsco Well Service Ltd.

     Directors of the Company hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table shows the cash compensation, as well as certain other compensation, of the Chief Executive Officer of the Company, each of the other executive officers of the Company whose annual compensation exceeded $100,000 and one former executive officer of the Company for services in all capacities to the Company during the fiscal years ended December 31, 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE



                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                                                                    -------------
                                              ANNUAL COMPENSATION                     SECURITIES
NAME AND PRINCIPAL                            -------------------                     UNDERLYING           ALL OTHER
  POSITION                             YEAR          SALARY         BONUS             OPTIONS(1)         COMPENSATION(2)
-----------------                      ----          ------         -----           --------------      ---------------
Richard L. Rodriguez, President        1996         $214,861      $      0               126,000           $    8
  and Chief Executive Officer (3)

Karim Hadchiti,                        1996          126,006        35,000                25,000                7
  Vice President-Operations (4)

Scott Koerner,                         1996          107,692             0                25,000                7
  Sr. Vice President-Sales (5)

Cameron B. Estes, Jr.,                 1996          200,000             0                     -            8,312
former Chief Executive Officer (6)     1995          200,000        10,811                     -            3,896
                                       1994          146,154        61,992                     -            1,350

(1) Number of shares of Common Stock subject to options granted during the year indicated under the Company's 1993 Incentive Stock Option Plan.

(2) Represents contributions to the Company's 401(k) plan made by the Company on behalf of the named executives and the amount of premium for the Company's group term life insurance plan attributed to the compensation of executive officers of the Company. For 1996, $8, $7, $7 and $5 were attributed to the compensation of Messrs. Rodriguez, Hadchiti, Koerner, and Estes, respectively, for group term life insurance premiums paid by the Company.

(3) Mr. Rodriguez was elected President and Chief Operating Officer of the Company on March 1, 1996 and Chief Executive Officer of the Company on April 19, 1996.

(4)  Mr. Hadchiti was elected Vice President-Operations on June 13, 1996.

(5) Mr. Koerner was elected Senior Vice President-Sales of the Company on June 13, 1996.

(6) Mr. Estes resigned as Chairman of the Board, Chief Executive Officer and a director of the Company on April 19, 1996.

STOCK OPTIONS

     OPTION GRANTS. The following table sets forth certain information regarding options to purchase shares of Common Stock granted during 1996 to the executive officers of the Company named in the Summary Compensation Table.


                                    Individual Grants
----------------------------------------------------------------------------------
                                        % of Total
                            Number of     Options
                            Securities   Granted to                                 Grant Date
                            Underlying   Employees    Exercise                        Present
                             Options     in Fiscal    Price per     Expiration        Value
          Name               Granted       Year       Share (1)        Date           ($)(2)
----------------------------------------------------------------------------------------------
Richard L. Rodriguez (3)     126,000       39%           $2.75     March 1, 2006      $128,520
----------------------------------------------------------------------------------------------
Karim Hadchiti (4)            25,000        8             4.38      May 3, 2006         42,250
----------------------------------------------------------------------------------------------
Scott Koerner (4)             25,000        8            4.875     April 29, 2006       47,000
----------------------------------------------------------------------------------------------

(1) The option exercise price is equal to the fair market value per share of Common Stock on the date of grant.

(2) Calculated pursuant to the Black-Scholes option pricing model. Assumes with respect to Mr. Rodriguez expected volatility of 30%, risk-free rate of return of 5.59%, no dividend yield, time of exercise of five years and no risk of forfeiture. Assumes with respect to Messrs. Hadchiti and Koerner expected volatility of 30%, risk-free rate of return of 6.43%, no dividend yield, time of exercise of five years and no risk of forfeiture.

(3) Option was granted on March 1, 1996 under the Company's 1993 Incentive Stock Option Plan. All options are incentive stock options. Beginning March 1, 1997, one-quarter of the options granted become vested and exercisable upon the anniversary of the date of grant of the options, until the fourth anniversary of the date of grant, whereupon all of the options granted are vested and exercisable.

(4)  All options are incentive stock options under the Company's 1993
     Incentive Stock Option Plan. Beginning one year after the date of grant, one-fifth of the options granted become vested and exercisable annually upon the anniversary of the date of grant of the options.

     UNEXERCISED OPTIONS. No options to purchase shares of Common Stock were exercised by the executive officers of the Company named in the Summary Compensation Table during 1996. The following table sets forth certain information regarding the number and value of unexercised options to purchase shares of Common Stock held at the end of 1996 by the executive officers of the Company named in the Summary Compensation Table:


                          Number of Securities Underlying           Value of Unexercised In-the-Money
Name                   Unexercised Options at Fiscal Year End         Options at Fiscal Year End(1)
----                  ----------------------------------------  ---------------------------------------
                              Exercisable        Unexercisable         Exercisable         Unexercisable
                              -----------        -------------         -----------         -------------
--------------------------------------------------------------------------------------------------------
Richard L. Rodriguez               31,500               94,500              $23,625            $70,875
--------------------------------------------------------------------------------------------------------
Karim Hadchiti                          0               25,000                    0                  0
--------------------------------------------------------------------------------------------------------
Scott Koerner                           0               25,000                    0                  0
--------------------------------------------------------------------------------------------------------

(1) Value of unexercised in-the-money options is equal to the excess, if any, of the fair market value per share of Common Stock at December 31, 1996 over the option exercise price per share multiplied by the number of shares subject to options.


EMPLOYMENT AND SEVERANCE AGREEMENTS

     The Company entered into an employment agreement dated as of March 1, 1996 with Richard L. Rodriguez pursuant to which he serves as President and Chief Operating Officer of the Company. On April 19, 1996, he was also elected as Chief Executive Officer and a director of the Company. The employment agreement is for an initial four-year period and, unless terminated, is automatically extended for successive one-year periods thereafter. Under the employment agreement, Mr. Rodriguez's annual base salary is $260,000, subject to annual review, and he is entitled to receive a performance bonus in an amount not less than 20% of his base salary if the Company achieves net earnings goals to be mutually determined by the Board of Directors and Mr. Rodriguez. Pursuant to the employment agreement, Mr. Rodriguez was granted an option to purchase 126,000 shares of Common Stock exercisable at a price of $2.75 per share (the closing price for the Common Stock on the date of grant), vesting at the rate of one-fourth of the number of shares of Common Stock subject to the option on each of the first four anniversary dates of the date of grant of the option.

     In the event that the Company terminates the employment agreement other than as a result of Mr. Rodriguez's disability or for Cause (as defined in the employment agreement), Mr. Rodriguez will be entitled to receive severance pay
(i) if such termination occurs during the initial term of the employment agreement, in twelve monthly installments, in an aggregate amount equal to his annual base salary in effect at the time of termination or (ii) if such termination occurs during any successive term of the employment agreement, in six monthly installments, in an aggregate amount equal to one-half of his annual base salary in effect at the time of termination. If such termination occurs within one year after a Change in Control (as defined in the employment agreement), Mr. Rodriguez shall be entitled to receive severance pay, in a single lump sum, in an amount equal to his annual base salary in effect at the time of termination. Additionally, upon a Change in Control, the option granted to Mr. Rodriguez pursuant to the employment agreement shall become immediately exercisable.

     Each executive officer of the Company has recently executed a severance compensation agreement ("Severance Agreement") which grants such officer the severance rights described below if (i) during the twelve month period following the first Change in Control (as defined in the Severance Agreement), the Company terminates the executive's employment other than for Cause, Disability, Retirement or on account of the executive's death; (ii) during the six month period following the Change in Control, the executive terminates employment for Good Reason; or (iii) during the second six month period following the Change in Control, the executive terminates employment for any reason. Upon the occurrence of any event listed immediately above, (i) the Company shall pay to the executive severance compensation equal to the executive's annual base salary in effect immediately prior to the Change in Control, which compensation shall be payable in one lump-sum amount on or before the fifteenth day following the Date of Termination; provided, however, that the executive must sign a full and complete release of the Company from any and all liabilities, except for those provided under the Severance Agreement, in a form acceptable to the Company, and (ii) all stock options held by the executive, without any further action, shall be automatically exercisable in full. Additionally, if the executive's employment is terminated prior to a Change in Control and the executive reasonably demonstrates that such termination (i) was at the request of a third party who had indicated an intention or taken steps reasonably calculated to effect a Change in Control and who effectuates a Change in Control, or (ii) otherwise occurred in connection with, or in anticipation of, a Change in Control which actually occurs, then for purposes of the Severance Agreement the date of a Change in Control with respect to the executive will mean the date immediately prior to the date of such termination of the executive's employment. The Severance Agreement allows the Company to terminate the executive for Cause without triggering the severance provisions of the Severance Agreement.

     In connection with the resignation of Cameron B. Estes as Chairman of the Board, Chief Executive Officer and a director of the Company on April 19, 1996, the Company agreed to retain Mr. Estes as a consultant from May 1, 1996 to April 30, 1998, during which time Mr. Estes will receive compensation at the annual rate of $200,000.

DIRECTOR COMPENSATION

     Directors who are employees of the Company receive no compensation for serving on the Company's Board. Directors who are not employees of the Company receive a fee at an annual rate of $10,000 for services rendered as a director, plus $1,000 per meeting attended in person and $500 per meeting in which they participate by telephone. Beginning in October 1996, the Chairman of the Board is paid an additional fee at an annual rate of $40,000, payable in monthly installments, and beginning January 1, 1997, the Chairpersons of the Audit and Compensation Committees each receives an additional fee at an annual rate of $5,000, payable in quarterly installments. On January 2, 1997, the Company issued 2,500 shares of Common Stock to each director, other than Mr. Rodriguez, in consideration for past services. If the proposed Elek-Tek, Inc. Outside Director Stock Option Plan is adopted by the stockholders, the following options shall be deemed granted as of December 13, 1996 at a price of $4.375: (i) each outside director serving as such as of December 13, 1996 will be granted an option to purchase 15,000 shares of the Company's Common Stock, (ii) Mr. Kinzelberg and Ms. Kaiser, as Chairpersons of the Compensation and Audit Committees, respectively, will each be granted an additional option to purchase 7,500 shares of the Company's Common Stock, and (iii) Mr. Lipsig, as Chairman of the Board, will be granted an option to purchase 22,500 shares of the Company's Common Stock. All directors are also reimbursed for expenses incurred in connection with attendance at meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is presently composed of Messrs. Kinzelberg and Lipsig and Ms. Kaiser. Mr. Richer also served as a member of the Compensation Committee during 1996. None of the members of the Compensation Committee is or was formerly an officer or employee of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tabulation shows, as of April 1, 1997, (a) the name, address and Common Stock ownership for each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock (the only class of voting securities outstanding), (b) the Common Stock ownership of each current director, (c) the Common Stock ownership of each of the executive officers of the Company named in the Summary Compensation Table, and (d) the Common Stock ownership of all directors and executive officers as a group:


                             Amount and Nature
                                    of              Percent of
Name of Beneficial Owner  Beneficial Ownership(1)  Common Stock
------------------------  -----------------------  ------------
Cameron B. Estes, Jr.(2)                2,443,112          38.8%

Morton Goldman(3)                       1,926,236          30.6

                                      8

                             Amount and Nature
                                    of              Percent of
Name of Beneficial Owner  Beneficial Ownership(1)  Common Stock
------------------------  -----------------------  ------------

Richard L. Rodriguez(4)                    44,400             *

Harvey Kinzelberg(4)                       14,500             *

Robert J. Lipsig(4)                        17,000             *

Alvin Richer(4)                            11,500             *

Dennis G. Flanagan(4)                      16,500             *

Susan J. Kaiser(4)                         46,500             *

Scott Koerner(4)                            7,600             *

Karim Hadchiti(4)                          18,400             *

All directors and executive officers as
a group (11 persons) (4)                  210,800           3.3%


--------------
*    Less than one percent.

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Includes 2,408,112 shares of Common Stock held by Mr. Estes as the Executor of the Estate of Hal Goldman. The address for Mr. Estes is 12 Bridlewood Road, Northbrook, Illinois 60062.

(3)  The address for Mr. Goldman is 170 Yerington Circle, Glenbrook, Nevada
     89413.

(4) Includes shares of Common Stock which may be acquired through the exercise of stock options as follows: Mr. Kinzelberg, 2,000 shares; Mr. Lipsig, 2,000 shares; Mr. Richer, 4,000 shares; Mr. Flanagan, 4,000 shares; Ms. Kaiser, 4,000 shares; Mr. Rodriguez, 31,500 shares; Mr. Koerner, 5,000 shares; Mr. Hadchiti, 5,000 shares; all directors and executive officers as a group, 72,500 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases its Indianapolis store from Mr. Estes, as the Executor of the Estate of Hal Goldman, who died in July 1994. Under the terms of the lease, which expires October 31, 2008, the Company paid rent of $362,301 during 1996 and will pay rent at an annual rate of $362,825 during 1997.

     The Company leases its Lincolnwood store from Morton Goldman and Mr. Estes, as the Executor of the Estate of Hal Goldman. Under the terms of the lease, which expires October 31, 1998, the Company pays rent at an annual rate of $155,250 subject to increases in the Consumer Price Index.

     In December 1992, the Company, while an S Corporation under the Internal Revenue Code, distributed subordinated notes in the aggregate principal amount of $8 million to its stockholders, Morton Goldman and Hal Goldman. As of December 31, 1996, the aggregate principal amount outstanding under the subordinated notes was $4,286,000. The subordinated notes bear interest at an annual rate of prime plus 1/2%, but not less than 6% nor more than 10%.

     The Company entered into tax indemnification agreements with Morton Goldman and Hal Goldman in 1993 that, among other things, indemnify each for additional tax liability (including penalties, interest and legal fees), in excess of $100,000 with respect to each of them, resulting from the Company's operations during any taxable period for which the Company was an S Corporation. The Company does not at present expect that any payments will be made by the Company, nor have any payments been made, pursuant to the tax indemnification agreements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 1997.

                                   ELEK-TEK, INC.

                                   By  /s/ Miguel A. Martinez, Jr.
                                     -----------------------------
                                     Miguel A. Martinez, Jr.
                                     Vice President and Chief Financial Officer