Form 10-Q
period 1997-03-31
ELEK TEK INC
filed 1997-05-19
CIK 908613

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to
                                                   -----   -----
                          Commission File No. 0-22064

                                 ELEK-TEK, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)


             Delaware                              36-3042018
   -------------------------------     -----------------------------------
   (State or other jurisdiction of     (IRS Employer Identification Number)
   incorporation or organization)


                 7350 N. Linder Ave., Skokie, Illinois   60077
               -------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


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
Yes  X    No
   -----    -----
Number of shares outstanding at May 19, 1997              6,312,500
                                                          ---------

                                 ELEK-TEK, INC.
                                     INDEX



Part I.   Financial Information
-------   ----------------------
Item I.   Financial Statements

            Balance Sheets
             March 31, 1997 (Unaudited) and December 31, 1996              3

            Statements of Operations
                (Unaudited) - for the three months ended
                March 31, 1997 and 1996                                    4

            Statements of Cash Flows
                (Unaudited) - for the three months ended
                March 31, 1997 and 1996                                    5

            Notes to Condensed Financial Statements (Unaudited)            6

Item II.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                              7


Part II.  Other Information
--------  -----------------

Item 3    Default Upon Senior Securities                                  10

Item 6    Exhibits and Reports on Form 8-K                                10

          Signatures                                                      11

          Exhibit Index                                                   12

                                ELEK-TEK, INC
                               BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)

                                                                        March 31,1997      December 31, 1996
                                                                      ----------------     -----------------
                               ASSETS                                    (Unaudited)
Current assets:
 Cash and cash equivalents                                            $            879     $           1,619
 Accounts receivable, trade                                                     19,911                23,700
 Accounts receivable, vendor                                                     5,837                 7,628
 Inventories                                                                    31,233                28,043
 Refundable income taxes                                                         3,237                 3,556
 Other                                                                           1 581                   782
                                                                      ----------------     -----------------
   Total current assets                                                         62,678                65,328
 Property, plant and equipment, net                                             15,759                15,587
 Other assets                                                                      214                   126
                                                                      ----------------     -----------------
   Total assets                                                       $         78,651     $          81,041
                                                                      ================     =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $         39,734     $          40,101
  Accrued expenses                                                               4,413                 4,340
  Customer deposits                                                                289                   526
  Short-term debt                                                               19,662                20,524
  Subordinated notes payable to stockholders, current                            2,286                 2,000
                                                                      ----------------     -----------------
   Total current liabilities                                                    66,384                67,491
                                                                      ----------------     -----------------
  Subordinated notes payable to stockholders, net of current                     2,000                 2,286
   maturities                                                         ----------------     -----------------
  Stockholders equity:
   Preferred stock, $.01 par value; 500,000 shares authorized; none issued or outstanding
   Common stock, $.01 par value; 20,000,000 shares authorized;
    6,312,500 shares issued and outstanding                                         63                    63
   Paid-in capital                                                              14,356                14,356
   Retained earnings                                                            (4,152)               (3,155)
                                                                      ----------------     -----------------
    Total stockholders' equity                                                  10,267                11,264
                                                                      ----------------     -----------------
     Total liabilities and stockholders' equity                       $         78,651     $          81,041
                                                                      ================     =================

   The accompanying notes are an integral part of the financial statements.

                                 ELEK-TEK, INC.
                            STATEMENT OF OPERATIONS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                 Three Months Ended March 31,
                                               --------------------------------
                                                      1997           1996
                                               ---------------  ---------------
Net sales                                       $       68,373   $       88,614
Cost of sales                                           59,741           77,434
                                               ---------------  ---------------
    Gross profit                                         8,632           11,180
Selling, general, and administrative
 expenses                                                9,067           11,598
                                               ---------------  ---------------
   Loss from operations                                   (435)            (418)
Other (income) expense:
   Other income, net                                      (105)             (76)
   Interest expense                                        667              573
                                               ---------------  ---------------
                                                           562              497
                                               ---------------  ---------------
    Loss before income tax benefit                        (997)            (915)
Income tax benefit                                         -                355
                                               ---------------  ---------------
    Net loss                                    $         (997)  $         (560)
                                               ===============  ===============

Net loss per share                              $        (0.16)  $        (0.09)
                                               ===============  ===============

Weighted average number of common
  shares outstanding                                 6,312,361        6,300,000
                                               ===============  ===============


   The accompanying notes are an integral part of the financial statements.

                                 ELEK-TEK, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                              Three Months Ending March 31,
                                                              -----------------------------
                                                                 MAR-97           MAR-96
                                                              -----------       -----------
Cash flows from operating activities:
 Net loss                                                      $    (997)        $    (560)
 Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
  Depreciation                                                       587               562
  Changes in assets and liabilities:
   Accounts receivable, trade                                      3,789            (4,093)
   Accounts receivable, vendor                                     1,791             1,585
   Inventories                                                    (3,190)           (3,117)
   Refundable income taxes                                           319                 -
   Other assets                                                     (887)            2,132
   Accounts payable                                                 (367)           (3,049)
   Accrued expenses and customer deposits                           (164)              (49)
                                                              ----------        ----------

   Net cash provided by (used in) operating activities               881            (6,589)
                                                              -----------       -----------
Cash flows from investing activities:
 Purchases of property, plant and equipment                         (759)             (210)
                                                              -----------       -----------

    Net cash used in investing activities                           (759)             (210)
                                                              -----------       -----------

Cash flows from financing activities:
 Borrowings on revolving bank line of credit                      73,902            24,700
 Payments on revolving bank line of credit                       (74,764)          (22,700)

 Payments on subordinated notes payable to stockholders                               (143)
                                                              -----------       -----------

    Net cash (used in) provided by financing activities             (862)            1,857
                                                              -----------       -----------

Net decrease in cash and cash equivalents                           (740)           (4,942)
Cash and cash equivalents, beginning of period                     1,619             8,064
                                                              -----------       -----------
Cash and cash equivalents, end pf, period                      $     879         $   3,122
                                                              ===========       ===========

   The accompanying notes are an integral part of the financial statements.

                                ELEK-TEK,INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)



1. UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial information included herein is unaudited, but in the opinion of management reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the ELEK-TEK, Inc. (the "Company") Form 10-K for the period ended December 31, 1996.

2. DEBT

Recognition of the fourth quarter 1996 loss placed the Company in violation of the financial covenants under the Company's credit and floor plan agreements. The financial covenants include a minimum tangible net worth amount, a leverage ratio and an interest coverage ratio as defined by the agreements. The Company continues to be in default and is currently in discussion with its lenders regarding an amendment to the agreements. The lenders have continued to fund the Company under the existing terms of the agreements. There can be no assurance that the lenders will continue to do so. In addition, there can be no assurances that the Company will be able to obtain an amendment to the agreements with the lenders. The inventory financing is included in accounts payable on the balance sheet.

During the first quarter of 1997, the Company did not make the principal
payment on its subordinated notes.   The Company will not resume these payments
until results of operations permit.

3. INCOME TAXES

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

5. NEW ACCOUNTING PRONOUNCEMENT

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" in 1997 and will provide the appropriate disclosures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect the adoption of FAS 128 to have a significant impact on its financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

The following table sets forth, for the periods indicated, items in the condensed statements of operations, expressed as a percentage of net sales:


                                                    Three Months Ended
                                                         March 31,
                                               --------------------------
                                                     1997          1996
                                                     ----          ----
Net Sales                                            100.0%        100.0%
Cost of Sales                                         87.4%         87.4%
                                               --------------------------
Gross Profit                                          12.6%         12.6%
Selling, general, and administrative expenses         13.2%         13.1%
                                               --------------------------
Loss from operations                                 (0.6%)        (0.5%)
Other income , net                                   (0.1%)        (0.1%)
Interest expense                                       1.0%          0.6%
                                               --------------------------
Loss before income tax benefit                       (1.5%)        (1.0%)
Income tax benefit                                     0.0%        (0.4%)
Net loss                                             (1.5%)        (0.6%)
                                               ==========================

Three Months Ended March 31, 1997

Net sales for the three month period ended March 31, 1997 were $68.4 million, a decrease of $20.2 million (22.8%) from the $88.6 million for the first quarter of 1996. Comparable store sales decreased 29.1% over the same period last year. Comparable store sales are net sales for stores that have been open for at least the last twelve months. The Company attributes this decrease in total sales and comparable store sales to a delay in PC purchases due to the anticipation of new technology introductions expected in the second quarter, the transition to a new sales team within the corporate sales organization, and continued intense competition.

Gross margin was $8.6 million, or 12.6% of net sales, in the first quarter of 1997, compared to $11.2 million, or 12.6% of net sales, in the first quarter of
1996.   Gross margin remained constant as a percentage of sales primarily due to the aggressive cost management efforts undertaken by the Company during 1997, targeting higher margin sales, and new cost effective purchasing strategies which offset lower price points.

For the first quarter of 1997, selling, general and administrative expenses decreased $2.5 million from $11.6 million (13.1% of net sales) to $9.1 million (13.2% of net sales) compared to the same period in 1996, due to management's
emphasis on containing costs.   The decrease was mainly due to the following
reasons:

      Total compensation expense decreased by $1.5 million (24% ), of which $1.1 million was due to the 20% headcount reduction that occurred in 1996. At the end of the first quarter, the head count was 685 in 1997 versus 845 in 1996. Employee severance decreased by $.1 million due to higher costs in 1996 from the restructuring of the executive and middle management.

      Total benefits expense decreased by $.1 million due to the reduction in salary expense and the decrease in group plan costs. Management took steps to reduce costs by restructuring the Company's benefits and reallocated a portion of the savings to expand the existing benefit programs.

      Net advertising decreased by $.3 million over the same period last year due to Elek-Tek's focus on increasing vendor marketing subsidies to a level that is comparable to industry standards. Elek-Tek has made efforts to better track and collect co-op advertising dollars, and participate in more of the vendor marketing programs offered.

      Occupancy expense decreased by $.2 million which resulted from the renegotiation of the Company's insurance policies, and the decrease in security costs due to the better management of the loss prevention function.

      Professional fees decreased by $.3 million in 1997 which was primarily due to the use of consultants for the inventory management project in 1996. This project was discontinued by the new executive management team in the second quarter of 1996.

In the first quarter of 1996, the Company had a net deferred tax asset of $821. No valuation allowance was provided since the asset was expected to be realized through future operations, or through a net operating loss carryback since sufficient taxes were paid in prior years. In the first quarter of 1997, the Company recorded a full valuation allowance on the net deferred tax asset as a result of uncertainty of its ultimate realization.

Net loss for the first quarter of 1997 was $1.0 million, compared to net loss for the same period in 1996 of $.6 million.


Liquidity and Capital Resources

Net cash provided by operating activities for the three month period ended March 31, 1997 was $.9 million compared to $6.6 million used in operating activities for the same period a year ago. The net cash provided by operating activities for the first quarter of 1997 resulted primarily from the $3.8 million reduction in trade accounts receivable and the $1.8 million reduction in vendor accounts receivable due to more effective collection efforts.

Net cash used in investing activities consisted of property and equipment acquisitions of $.8 million, which primarily relates to the company-wide management information system, leasehold improvements and equipment purchases.

Net cash used in financing activities totaled $.9 million and was due to net payments on the Company's revolving credit facility.

Recognition of the fourth quarter 1996 loss placed the Company in violation of the financial covenants under the Company's credit and floor plan agreements. The financial covenants include a minimum tangible net worth amount, a leverage ratio and an interest coverage ratio as defined by the agreements. The Company continues to be in default and is currently in discussion with its lenders regarding an amendment to the agreements. The lenders have continued to fund the Company under the existing terms of the agreements. There can be no assurance that the lenders will continue to do so. In addition, there can be no assurances that the Company will be able to obtain an amendment to the agreements with the lenders. The inventory financing is included in accounts payable on the balance sheet.

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

Management believes that its efforts in the future must be directed toward reversing the sales decline, containing operating costs and improving gross margins. There can be no assurances that these objectives will be accomplished.

The Company has retained an investment banking firm to assist the Company in evaluating a range of alternatives, including the possibility of raising additional equity capital, the sale of the Company, a merger or another form of business combination or affiliation, the purpose of which is to result in the introduction of additional funds and/or other interested parties with resources which may be compatible with the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company is successful in raising additional funds or entering into a business alliance, that the Company will achieve profitability. If this is not achieved, management will be required to implement additional cost cutting measures.

During the first quarter of 1997, the Company did not make the principal payment on its subordinated notes. The Company will not resume these payments until results of operations permit.


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

PART II.     OTHER INFORMATION

Items 3 - Default upon Senior Securities

Recognition of the fourth quarter 1996 loss placed the Company in violation of the financial covenants under the Company's credit and floor plan agreements. The financial covenants include a minimum tangible net worth amount, a leverage ratio and an interest coverage ratio as defined by the agreements. The Company continues to be in default and is currently in discussion with its lenders regarding an amendment to the agreements. The lenders have continued to fund the Company under the existing terms of the agreements. There can be no assurance that the lenders will continue to do so. In addition, there can be no assurances that the Company will be able to obtain an amendment to the agreements with the lenders. The inventory financing is included in accounts payable on the balance sheet.

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

Management believes that its efforts in the future must be directed toward reversing the sales decline, containing operating costs and improving gross margins. There can be no assurances that these objectives will be accomplished.

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

During the first quarter of 1997, the Company did not make the principal payment on its subordinated notes. The Company will not resume these payments until results of operations permit.


Item 6 - Exhibits and Reports on Form 8-K.

       (a) Exhibit 10.23 - Executive Officer's Severance Compensation Agreements

       (b) Exhibit 11 - Computation of Earnings Per Share

       (c) Exhibit 27 - Financial Data Schedule

       (d) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ELEK-TEK, INC.
                                      -------------
                                      (Registrant)




Date:  May 19, 1997         By:   ----------------------------------
                                  Richard L. Rodriguez.
                                  President, Chief Executive Officer,
                                  and Director





Date: May 19, 1997          By:   ----------------------------------
                                  Miguel A. Martinez, Jr.
                                  Vice President, Chief Financial Officer and
                                  Secretary  (Principal Financial and Accounting
                                  Officer)

                                 ELEK-TEK, INC.
                                 EXHIBIT INDEX




Exhibit
Number            Exhibit Description
-----             -------------------

 10.23            Executive Officer's Severance Compensation
                   Agreements

 11               Computation of Earnings Per Share


 27               Financial Data Schedule