Form 10-Q
period 1997-06-30
ELEK TEK INC
filed 1997-08-19
CIK 908613

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to
                                                  ------    ------
                          Commission File No. 0-22064
                                              -------
                                 ELEK-TEK, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                     36-3042018
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)


                 7350 N. Linder Ave., Skokie, Illinois    60077
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
Yes  X    No
   -----    -----

Number of shares outstanding at August 19, 1997                 6,312,500
                                                                ---------

                                 ELEK-TEK, INC.
                                     INDEX





Part I.   Financial Information
-------   ----------------------

Item I.   Financial Statements

            Balance Sheets
            June 30, 1997 (Unaudited) and December 31, 1996                  3

            Statements of Operations
              (Unaudited) - for the three months ended
              June 30, 1997 and 1996 and the six months
              ended June 30, 1997 and 1996                                   4

            Statements of Cash Flows                                         5
              (Unaudited) - for  the six months ended
              June 30, 1997 and 1996

            Notes to Condensed Financial Statements (Unaudited)              6

Item II.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition                               8


Part II.  Other Information
--------  -----------------


Item 3    Default Upon Senior Securities                                    12

Item 6    Exhibits and Reports on Form 8-K                                  13

          Signatures                                                        14


                                ELEK-TEK, INC
                                BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                     June 30, 1997            December 31, 1996
                                                                    ---------------           ------------------
                               ASSETS                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                         $         1,499          $             1,619
  Accounts receivable, trade                                                 22,476                       23,700
  Accounts receivable, vendor                                                 3,930                        7,628
  Inventories                                                                23,783                       28,043
  Other                                                                       1,775                        4,338
                                                                    ---------------           ------------------
    Total current assets                                                     53,463                       65,328
Property, plant and equipment, net                                           15,466                       15,587
Other assets                                                                    220                          126
                                                                    ---------------           ------------------
    Total assets                                                    $        69,149          $            81,041
                                                                    ===============           ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $        36,397          $            40,101
  Accrued expenses                                                            3,719                        4,340
  Customer deposits                                                             142                          526
  Short-Term debt                                                            16,917                       20,524
  Subordinated notes payable to stockholders, current                         2,572                        2,000
                                                                    ---------------           ------------------
    Total current liabilities                                                59,747                       67,491
                                                                    ---------------           ------------------
Long-term debt:
Subordinated notes payable to stockholders, net of current maturities         1,714                        2,286
                                                                    ---------------           ------------------
Stockholders' equity:
  Preferred stock, $.01 par value; 500,000 shares authorized; none issued or outstanding
  Common stock, $.01 par value; 20,000,000 shares authorized;
    6,312,500 shares  issued  and outstanding                                    63                           63
  Paid-in capital                                                            14,356                       14,356
  Retained earnings                                                          (6,731)                      (3,155)
                                                                    ---------------           ------------------
    Total stockholders' equity                                                7,688                       11,264
                                                                    ---------------           ------------------
      Total liabilities and stockholders' equity                    $        69,149          $            81,041
                                                                    ===============           ==================

   The accompanying notes are an integral part of the financial statements.

                                ELEK-TEK, INC.
                           STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                 (UNAUDITED)


                                                      THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                     -----------------------------         -----------------------------
                                                         1997               1996               1997               1996
                                                     ----------         ----------         ----------         ----------
Net sales                                            $   64,501         $   77,301         $  132,874         $  165,915
Cost of sales                                            57,459             74,704            117,200            152,138
                                                     ----------         ----------         ----------         ----------
     Gross profit                                         7,042              2,597             15,674             13,777
Selling, general, and
     administrative expenses                              8,999             12,457             18,066             24,055
                                                     ----------         ----------         ----------         ----------
     Loss from operations                                (1,957)            (9,860)            (2,392)           (10,278)

Other (income) expense:
     Other income, net                                      (50)               (72)              (155)              (148)
     Interest expense                                       672                575              1,339              1,148
                                                     ----------         ----------         ----------         ----------
                                                            622                503              1,184              1,000
                                                     ----------         ----------         ----------         ----------

     Loss before income tax benefit                      (2,579)           (10,363)            (3,576)           (11,278)
Income tax benefit                                            -             (4,023)                 -             (4,378)
                                                     ----------         ----------         ----------         ----------
     Net loss                                        $   (2,579)        $   (6,340)        $   (3,576)        $   (6,900)
                                                     ==========         ==========         ==========         ==========

Net loss per share                                       ($0.41)            ($1.01)            ($0.57)            ($1.10)
                                                     ==========         ==========         ==========         ==========
Weighted average number of
     common shares outstanding                        6,312,500          6,300,000          6,312,431          6,300,000
                                                     ==========         ==========         ==========         ==========

   The accompanying notes are an integral part of the financial statements.

\

                                ELEK-TEK, INC.
                           STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                 (UNAUDITED)


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                             ------------------------------------
                                                                                 1997                      1996
                                                                             ----------                 ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      ($3,576)                  ($6,900)
  Adjustments to reconcile net income to
    net cash from operating activities:
  Depreciation                                                                    1,168                     1,119
  Deferred taxes                                                                      -                    (4,378)
  Changes in assets and liabilities:
    Accounts receivable, trade                                                    1,224                       641
    Accounts receivable, vendor                                                   3,698                    (1,370)
    Inventories                                                                   4,260                    10,126
    Other assets                                                                  2,469                     2,540
    Accounts payable                                                             (3,704)                   (5,101)
    Accrued expenses and customer deposits                                       (1,005)                      (94)
                                                                             ----------                 ---------
      Net cash provided by (used in) operating activities                         4,534                    (3,417)
                                                                             ----------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                     (1,047)                     (770)
                                                                             ----------                 ---------

      Net cash used in investing activities                                      (1,047)                     (770)
                                                                             ----------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving bank line of credit                                   141,317                    40,100
  Payments on revolving bank line of credit                                    (144,924)                  (41,400)

  Payments on subordinated notes payable to stockholders                              -                      (142)
                                                                             ----------                 ---------

      Net cash used in financing activities                                      (3,607)                   (1,442)
                                                                             ----------                 ---------

  Net decrease in cash and cash equivalents                                        (120)                   (5,629)
  Cash and cash equivalents, beginning of period                                  1,619                     8,064
                                                                             ----------                 ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    1,499                 $   2,435
                                                                             ==========                 =========

   The accompanying notes are an integral part of the financial statements.

                                 ELEK-TEK, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. UNAUDITED INTERIM FINANCIAL STATEMENTS

The financial information included herein is unaudited, but in the opinion of management reflects all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the ELEK-TEK, Inc. (the "Company") Form 10-K for the year ended December 31, 1996.

2. SHORT-TERM DEBT

On June 4, 1997, the Company modified the terms and conditions of its credit and floor plan agreements which included an amended termination date of January 2, 1998, an increase in the interest rate to prime plus two and a half percent, and prohibited the Company from making principal or interest payments on
subordinated notes.   The principal amount of the agreement was also reduced
from $50.0 million to $39.0 million; $16.9 million and $11.3 million was outstanding under the credit and floor plan agreements as of June 30, 1997, respectively. The financial covenants which include a minimum tangible net worth amount, a leverage ratio and an interest coverage ratio were modified and three additional covenants were added. The additional requirements include maintaining a $1.0 million minimum availability under the credit agreement, a maximum cash balance of $750,000 in the operating accounts, and a maximum average days payable outstanding rate of 65 days.

Recognition of the second quarter loss placed the Company in violation of the financial covenants under the Company's credit and floor plan agreements, as amended. The Company is currently in discussion with its lenders regarding an amendment to the agreements. The lenders have continued to fund the Company under the existing terms of the agreements. There can be no assurance that the lenders will continue to do so. In addition, there can be no assurance that the Company will be able to obtain an amendment to the agreements with the lenders.

The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other action to satisfy debt payments or discontinue its business.

3. PROPERTY, PLANT & EQUIPMENT

Property, Plant and Equipment contains accumulated expenditures of $1.0 million, which includes hardware, software and consulting fees, to establish an improved information management system. In late April, this project was postponed due to financial constraints and the potential sale of the Company. There can be no assurance that the project will resume and reach completion should financing become available. It is estimated that $.5 million would be written-off if another software manufacturer were selected. The unaudited financial statements have been prepared as if the project will reach completion.

                                 ELEK-TEK, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


4. INCOME TAXES

Taxes on income are accounted for under the liability method. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the basis of assets and liabilities for income tax and financial reporting purposes. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are uncertain of being ultimately realized.

5. RECLASSIFICATION

Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications have no effect on operations or total stockholders' equity of the Company.

6. NEW ACCOUNTING PRONOUNCEMENT

The Company will adopt the provision of Statement of Financial Accounting Standards No. 128, "Earnings per Share" in 1997 and will provide the appropriate disclosures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect the adoption of FAS 128 to have a significant impact on its financial statements.

The Company will adopt the provision of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998 and will provide the appropriate disclosures if applicable. FAS 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company does not expect the adoption of FAS 131 to have a significant impact on its financial statements.

7. SUBSEQUENT EVENTS

As of July 30, 1997 the Company was in default of the terms of the financing program agreement with International Business Machines Credit Corporation.
The vendor withdrew it's line of credit with the Company and has demanded
payment in full of their outstanding balance.   International Business Machines
Credit Corporation is currently working with the Company to reestablish a line of credit with the vendor and to pay down their outstanding balance.

On August 15, 1997 the Company failed to meet the $3.9 million payment due to their senior lenders under the floor plan agreement. The senior lenders are currently working with the Company on a plan to pay this obligation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, items in the condensed statements of operations, expressed as a percentage of net sales:


                            Three Months Ended   Six Months Ended
                                June 30,            June 30,

                            --------------------------------------

                                  1997    1996      1997    1996
                                ------  ------     ------  ------
Net sales                       100.0%  100.0%     100.0%  100.0%
Cost of sales                    89.0%   96.6%      88.2%   91.7%
Gross profit                     11.0%    3.4%      11.8%    8.3%
Selling, general and
administrative expenses          14.0%   16.1%      13.6%   14.5%
Loss from operations             -3.0%  -12.7%      -1.8%   -6.2%
Other income, net                 0.0%    0.1%       0.1%    0.1%
Interest expense                  1.0%    0.8%       1.0%    0.7%
Loss before income tax benefit   -4.0%  -13.4%      -2.7%   -6.8%
Income tax benefit                0.0%   -5.2%       0.0%   -2.6%
Net loss                         -4.0%   -8.2%      -2.7%   -4.2%


Three Months Ended June 30, 1997

Net sales for the three month period ended June 30, 1997 were $64.5 million, a decrease of $12.8 million (16.6%) from the $77.3 million for the second quarter of 1996. Comparable store sales decreased by 17.9% over the same period last year. Sales decreased both in average price and in volume over the same period last year. Prices were reduced by approximately 15.6% which reduced sales by $6.9 million. The categories most affected by the reduction in average unit prices were personal computers (laptops and desktops), monitors, and memory products. Sales volume was down approximately 26.7% which reduced sales by $5.9 million, and can be attributed to the restriction of product availability in the second quarter of 1997.

Gross margin increased $4.4 million over the same period one year ago. For the three month period ending June 30, 1997, gross margin was $7.0 million (11.0% of net sales) compared to $2.6 million (3.4% of net sales) in 1996. During the second quarter 1996 there were special charge adjustments impacting gross margin relating to accounts payable, to reflect estimated amounts of contested balances outstanding and to inventory valuations. In addition, an adjustment of $1.4 million for inventory shrink was recorded in 1996. The impact of these adjustments lowered gross margin by $6.4 million (8.3% of net sales) in 1996. Excluding these adjustments, gross margin as a percentage of sales for the second quarter of 1996 would have been $9.0 million (11.7%. of net sales). Gross margin remained relatively constant as a percentage of sales primarily due to the aggressive cost management efforts undertaken by the Company during 1997 including targeting higher margin sales to offset higher product costs. The Company's product costs were higher in the second quarter of 1997, due to an increase in purchases from distribution sources which resulted from restrictions in availability of newly released products and in vendor credit lines.

Selling, general and administrative expenses decreased by $3.5 million (27.7%) over the same period last year. The second quarter of 1997 expenses were $9.0 million (14.0% of net sales) compared to $12.5 million (16.1% of net sales) for the same three month period in 1996. Several factors contributed to the decrease:

     Total compensation and benefits expenses decreased by $2.2 million (30.0%) of which $1.8 million was primarily due to the company-wide headcount reduction and the restructuring of the executive and middle management including roughly $.3 million in one-time recruiting and relocation costs that occurred in 1996. The average headcount (using the headcount at month-end for three months) in the second quarter of 1997 was 641 versus 752 in 1996, a reduction of 15%. Commissions expense also decreased by $.2 million due to lower sales.

     Credit and collection expenses decreased by $.8 million largely due to a reduction in returned customer checks, credit card chargebacks and bad debt expense. The Company has focused on stronger controls, and aggressively pursuing the collection of aged accounts to reduce these expenses. Credit card fees were lower due to decreased sales.

     Professional fees decreased by $.4 million for the second quarter of 1997
     from the same period one year ago.   In 1996, consultants were used to
     design and implement an inventory management system that was later discontinued by the new executive management team.

Interest expense for the three month period ended June 30, 1997 was $.7 million compared to $.6 million for the same period one year ago. Interest expense increased slightly due to higher loan rates despite a lower average borrowing base. Borrowings decreased due to lower inventory levels and improved cash management practices.

As a result of the above, the net loss for the second quarter of 1997 was $2.6 million, or $ .41 per share, compared to net loss of $6.3 million, or $1.01 per share, for the second quarter of 1996.


Six Months Ended June 30, 1997

For the six months ending June 30, 1997, net sales decreased $33.0 million or 19.9% from $165.9 million in 1996 to $132.9 million in 1997. Comparable store sales decreased by 21.8% over the same period last year. Sales decreased for the six month period both in volume and in average price over the same period last year. Sales volume was down approximately 27.0% which reduced sales by $14.2 million. The Company attributes this decrease to a slow-down of customer purchases due to the anticipation of new technology introductions, a restriction in product availability and a transition to a new sales team within the corporate sales organization. Prices were lower by approximately 11.8% on products in 1997 which resulted in an $18.8 million decrease in sales. The categories most affected by the reduction in average unit prices were personal computers (laptops and desktops), multimedia, and memory products. Whether significant pricing reductions will continue is uncertain, but management does not intend to allow its competitors to gain a pricing advantage in the markets in which it operates.

Gross margin was $15.7 million (11.8% of net sales) in 1997 compared to $13.8 million (8.3% of net sales) for the same period last year, an increase of $1.9 million. During the second quarter of 1996, there were special charge adjustments impacting gross margin relating to accounts payable, to reflect estimated amounts of contested balances outstanding and to inventory valuations. In addition, an adjustment of $2.4 million for inventory shrink was recorded in 1996 versus $.9 million in 1997. The impact of these adjustments lowered gross margin by $7.4 million or 4.5% of net sales in 1996. Excluding these adjustments, gross margin as a percentage of sales would have
been 12.8% in 1996.   The decline in gross margin as a percentage of sales from
12.8% to 11.8% is primarily due to higher product costs due to an increase in purchases from distribution sources which resulted from restrictions in availability of newly released products and in vendor credit lines. Total rebates were also lower than during the same period last year as a result of decreased purchases from direct sources.

Management believes gross margin can be improved through better inventory purchasing practices, stronger inventory controls, and increased focus on vendor rebates. These cost management strategies have been implemented to combat price reduction pressures by the consumer electronics and office products retailers and to prepare for a greater concentration of corporate sales, which has a lower margin.

Selling, general and administrative expenses for the six month period ending June 30, 1997 decreased $6.0 million or 24.9% from $24.1million (14.5% of net sales) to $18.1 million (13.6% of net sales) from the same period last year. The major reasons for the $6.0 million decrease were:

     Total compensation and benefits expenses decreased by $3.9 million (26.3%) of which $3.3 million was primarily due to the company-wide headcount reduction and the restructuring of the executive and middle management including roughly $.3 million in one-time recruiting and relocation costs that occurred in 1996. The average headcount (using the headcount at month-end for six months) for the first six months of 1997 was 664 versus 805 in 1996, a reduction of 18%. Commissions expense also decreased by $.3 million due to lower sales.

     Credit and collection expenses decreased $.9 million primarily due to lower returned checks, lower credit card chargebacks and a decrease in bad debt expense. The Company has implemented stronger controls and is aggressively pursuing the collection of aged accounts. Another factor for the decline is lower bank card fees resulting from the decreased sales.

     Professional fees decreased $.6 million in the first six months of 1997 versus the same period in 1996. In 1996, consultants were contracted to design and implement a new supply chain to reduce inventory levels while improving in-stock positions. This project was discontinued by the new executive management team in the second quarter of 1996.

Interest expense for the six month period ended June 30, 1997 was $1.3 million compared to $1.1 million for the same period one year ago, an increase of $.2 million. Although the average borrowing base was lower by $8.8 million from $30.8 million to $22.0 million during the six months ended June 30, 1996 and 1997, respectively, the increase in interest expense was attributed to higher borrowing rates. Average borrowings decreased due to lower inventory levels and improved cash management practices.

At the end of the second quarter of 1996, the Company had a net deferred tax asset of $5,199. No valuation allowance was provided since the asset was expected to be realized through future operations, or through a net operating loss carryback since sufficient taxes were paid in prior years. In the second quarter of 1997, the Company continued to record a full valuation allowance on the net deferred tax asset as a result of uncertainty of its ultimate realization.

Net loss was $3.6 million, or $.57 per share, for the six month period ended June 30, 1997 compared to the net loss of $6.9 million, or $1.10 per share, for the same period last year.


Liquidity and Capital Resources

Net cash provided by operating activities for the six month period ended June 30, 1997 was $4.5 million compared to net cash used of $3.4 million for the same six month period one year ago. Net cash provided by operating activities was primarily attributed to lower inventory levels, realization of a 1996 federal tax refund, and the

Company's aggressive collection of co-op advertising, vendor receivables, and customer receivables. The combined inventory, federal tax and accounts receivable reduction provided cash of $11.7 million. This was partially offset by the net loss of $3.6 million and the reduction in accounts payable of $3.7 million which related to the timing of payments and reduced inventory levels.

Net cash used in investing activities consisted of property and equipment acquisitions of $1.0 million, which primarily related to the company-wide management information system, leasehold improvements and equipment purchases. In late April, the new management information system project was postponed due to financial constraints and the potential sale of the Company. There can be no assurance that the project will resume and reach completion should financing become available. It is estimated that $.5 million would be written-off if another software manufacturer were selected. The unaudited financial statements have been prepared as if the project will reach completion.

Net cash used in financing activities totaled $3.6 million and was primarily due to net payments on the Company's revolving credit facility.

On June 4, 1997, the Company modified the terms and conditions of its credit and floor plan agreements which included an amended termination date of January 2, 1998, an increase in the interest rate to prime plus two and a half percent, and prohibited the Company from making principal or interest payments on
subordinated notes.   The  aggregate principal amount of the agreements was
also reduced from $50.0 million to $39.0 million; $16.9 million and $11.3 million was outstanding under the credit and floor plan agreements as of June 30, 1997, respectively. The financial covenants, which include a minimum tangible net worth amount, a leverage ratio and an interest coverage ratio, were modified and three additional covenants were added. The additional requirements include maintaining a $1.0 million minimum availability under the credit agreement, a maximum cash balance of $750,000 in the operating accounts, and a maximum average days payable outstanding rate of 65 days.

Recognition of the second quarter loss placed the Company in violation of the financial covenants under the Company's credit and floor plan agreements, as amended. The Company is currently in discussion with its lenders regarding an amendment to the agreements. The lenders have continued to fund the Company under the existing terms of the agreements. There can be no assurance that the lenders will continue to do so. In addition, there can be no assurance that the Company will be able to obtain an amendment to the agreements with the lenders.

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

In the first quarter of 1997, the Company retained an investment banking firm to assist the Company in evaluating a range of alternatives, including the possibility of raising additional equity capital, the sale of the Company, a merger or another form of business combination or affiliation, the purpose of which is to result in the introduction of additional funds and/or other interested parties with resources which may be compatible with the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company is successful in raising additional funds or entering into a business alliance, that the Company will achieve profitability. If this is not achieved, management will be required to implement additional cost cutting measures and/or consider other alternatives.

During the first and second quarters of 1997, the Company did not make the principal payments on its subordinated notes, and is now prohibited from making principal or interest payments under the senior lending agreements, as amended.

As of July 30, 1997 the Company was in default of the terms of the financing program agreement with International Business Machines Credit Corporation.
The vendor withdrew it's line of credit with the Company and has demanded
payment in full of their outstanding balance.   International Business Machines
Credit Corporation is currently working with the Company to reestablish a line of credit with the vendor and to pay down their outstanding balance.

On August 15, 1997 the Company failed to meet the $3.9 million payment due to their senior lenders under the floor plan agreement. The senior lenders are currently working with the Company on a plan to pay this obligation.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements made in this quarterly report that are not historical facts, are forward looking statements, and therefore, involve risks and uncertainties, including, but not limited to, the following risks: interest rates may rise, competitors may open more stores in each of the Company's markets, further intensifying competitive pressures; catalog production and mailing costs may continue to rise; increased competition in all channels may adversely affect gross margin; vendors may discontinue rebates and other purchasing discount programs; without an amendment of the current credit agreement or replacement facility, the Company would not have sufficient funds to pay its debts should the lenders demand payment. Accordingly, actual results may differ materially from those set forth in the forward looking statements.


PART II.  OTHER INFORMATION

Items 3 - Default upon Senior Securities

On June 4, 1997, the Company modified the terms and conditions of its credit and floor plan agreements which included an amended termination date of January 2, 1998, an increase in the interest rate to prime plus two and a half percent, and prohibited the Company from making principal or interest payments on
subordinated notes.   The  aggregate principal amount of the agreements was
also reduced from $50.0 million to $39.0 million; $16.9 million and $11.3 million was outstanding under the credit and floor plan agreements as of June 30, 1997, respectively. The financial covenants, which include a minimum tangible net worth amount, a leverage ratio and an interest coverage ratio, were modified and three additional covenants were added. The additional requirements include maintaining a $1.0 million minimum availability under the credit agreement, a maximum cash balance of $750,000 in the operating accounts, and a maximum average days payable outstanding rate of 65 days.

Recognition of the second quarter loss placed the Company in violation of the financial covenants under the Company's credit and floor plan agreements, as amended. The Company is currently in discussion with its lenders regarding an amendment to the agreements. The lenders have continued to fund the Company under the existing terms of the agreements. There can be no assurance that the lenders will continue to do so. In addition, there can be no assurance that the Company will be able to obtain an amendment to the agreements with the lenders.

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

In the first quarter of 1997, the Company retained an investment banking firm to assist the Company in evaluating a range of alternatives, including the possibility of raising additional equity capital, the sale of the Company, a merger or another form of business combination or affiliation, the purpose of which is to result in the introduction of additional funds and/or other interested parties with resources which may be compatible with the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company is successful in raising additional funds or entering into a business alliance, that the Company will achieve profitability. If this is not achieved, management will be required to implement additional cost cutting measures.

During the first and second quarters of 1997, the Company did not make the principal payments on its subordinated notes, and is now prohibited from making principal or interest payments under the senior lending agreements, as amended.

As of July 30, 1997 the Company was in default of the terms of the financing program agreement with International Business Machines Credit Corporation.
The vendor withdrew it's line of credit with the Company and has demanded
payment in full of their outstanding balance.   International Business Machines
Credit Corporation is currently working with the Company to reestablish a line of credit with the vendor and to pay down their outstanding balance.

On August 15, 1997 the Company failed to meet the $3.9 million payment due to their senior lenders under the floor plan agreement. The senior lenders are currently working with the Company on a plan to pay this obligation.


Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibit 10.24 - Amendment to the Deutsche Financial Services Corporation/Nations Credit Commercial Corporation of America-Business Credit and Security Agreement dated June 4, 1997.

     (b) Exhibit 10.25 - Employment Agreement dated June 30, 1997 between Registrant and Richard Rodriguez.

     (c) Exhibit 10.26 - Mortgage Note dated June 30, 1997 between Registrant and Richard Rodriguez.

     (d)  Exhibit 11.0 - Computation of Earnings Per Share.

     (e)  Exhibit 27.0 - Financial Data Schedule.

     (f) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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




                                      ELEK-TEK, INC.
                                      --------------
                                       (Registrant)




Date:   August 19, 1997       By:
                                  -----------------------------------
                                  Richard L. Rodriguez.
                                  President, Chief Executive Officer,
                                  and Director



Date:   August 19, 1997       By:
                                  -----------------------------------
                                  Miguel A. Martinez, Jr.
                                  Vice President, Chief Financial Officer and
                                  Secretary (Principal Financial and Accounting Officer)